Form 10-Q
period 2021-09-30
Onyx Acquisition Co. I
filed 2021-12-15
CIK 1849548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41003

ONYX ACQUISITION CO. I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1584432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 5th Avenue New York, New York 10011
(Address of Principal Executive Offices, including zip code)

(212) 974-2844
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	ONYXU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the units	ONYX	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ONYXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of December 14, 2021, 26,450,000 Class A ordinary shares and 6,612,500 Class B ordinary shares were issued and outstanding.

ONYX ACQUISITION CO. I
Form 10-Q For the Quarter Ended September 30, 2021

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Shareholder’s Equity for the period from February 2, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 2, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4.	Controls and Procedures	20

Part II. Other Information		21

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Part III. Signatures		22

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Deferred offering costs	$500,129
Total Assets	$500,129

Liabilities and Shareholder’s Equity
Accrued offering costs	$438,721
Promissory note – related party	40,288
Total current liabilities	479,009

Commitments and Contingencies (Note 6)

Shareholder’s Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,612,500 shares issued and outstanding(1)(2)	661
Additional paid-in capital	24,339
Accumulated deficit	(3,880)
Total shareholder’s equity	21,120
Total Liabilities and Shareholder’s Equity	$500,129

(1)	Includes up to 862,500 Class B ordinary shares subject to surrender if the over-allotment option is not exercised in full or in part by the underwriters. In July 2021, the Sponsor surrendered 4,312,500 shares of Class B ordinary shares to the Company for no consideration. Effective November 2, 2021, the Company issued an additional 862,500 Class B ordinary shares to the Sponsor by way of the application of amounts standing to the credit of the share premium account of the Company, resulting in there being an aggregate of 6,612,500 Class B ordinary shares outstanding. As such, there are up to 862,500 Class B ordinary shares subject to forfeiture if the underwriters do not exercise their over-allotment option in full. All share and per share amounts have been restated (see Note 5).
(2)	The underwriters’ fully exercised their over-allotment option at the time of the IPO, resulting in no shares subject to surrender subsequent to September 30, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 2, 2021 (inception) through September 30, 2021
Formation costs	$—	$3,880
Net loss	$—	$(3,880)

Basic and diluted weighted average Class B ordinary shares outstanding (1)(2)	5,750,000	5,750,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

(1)	Excludes 862,500 Class B ordinary shares that are subject to surrender if the over-allotment option is not exercised in full or in part by the underwriters. In July 2021, the Sponsor surrendered 4,312,500 shares of Class B ordinary shares to the Company for no consideration. Effective November 2, 2021, the Company issued an additional 862,500 Class B ordinary shares to the Sponsor by way of the application of amounts standing to the credit of the share premium account of the Company, resulting in there being an aggregate of 6,612,500 Class B ordinary shares outstanding. As such, there are up to 862,500 Class B ordinary shares subject to forfeiture if the underwriters do not exercise their over-allotment option in full. All share and per share amounts have been restated (see Note 5).
(2)	The underwriters’ fully exercised their over-allotment option at the time of the IPO, resulting in no shares subject to surrender subsequent to September 30, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares(1)(2)	Amount	Capital	Deficit	Equity
Balance – February 2, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	6,612,500	661	24,339	—	25,000
Net loss	—	—	—	(3,880)	(3,880)
Balance as of June 30, 2021 (unaudited)	6,612,500	$661	$24,339	$(3,880)	$21,120
Net loss	—	—	—	—	—
Balance as of September 30, 2021 (unaudited)	6,612,500	$661	$24,339	$(3,880)	$21,120

(1)	Includes up to 862,500 Class B ordinary shares subject to surrender if the over-allotment option is not exercised in full or in part by the underwriters. In July 2021, the Sponsor surrendered 4,312,500 shares of Class B ordinary shares to the Company for no consideration. Effective November 2, 2021, the Company issued an additional 862,500 Class B ordinary shares to the Sponsor by way of the application of amounts standing to the credit of the share premium account of the Company, resulting in there being an aggregate of 6,612,500 Class B ordinary shares outstanding. As such, there are up to 862,500 Class B ordinary shares subject to forfeiture if the underwriters do not exercise their over-allotment option in full. All share and per share amounts have been restated (see Note 5).
(2)	The underwriters’ fully exercised their over-allotment option at the time of the IPO, resulting in no shares subject to surrender subsequent to September 30, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(3,880)
Formation cost paid by Sponsor	3,880
Net cash used in operating activities	—

Net change in cash	—

Cash, February 2, 2021 (inception)	—
Cash, end of the period	$—

Supplemental disclosure of cash flow information
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$21,120
Deferred offering costs included in accrued offering costs and expenses	$438,721
Deferred offering costs paid by Sponsor under the promissory note	$40,288

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 1 — Organization and Business Operations

Organization and General

Onyx Acquisition Co. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Onyx Acquisition Sponsor, LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, the Company consummated its IPO of 26,450,000 units (the “Units”), which includes the exercise of the underwriter’s option to purchase up to an additional 3,450,000 Units at the IPO price to cover over-allotments. Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A ordinary shares” and shares thereof sold in the IPO, “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $264,500,000 (see Note 3).

Simultaneous with the consummation of the IPO and the issuance and sale of the Units, the Company consummated the private placement of 12,190,000 warrants (the “Private Placement Warrants”) (including 690,000 Private Placement Warrants purchased in connection with the exercise of the underwriter’s over-allotment option) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $12,190,000. The Private Placement Warrants, 11,040,000 of which were purchased by the Sponsor and 1,150,000 of which were purchased by BTIG, LLC (“BTIG”), are identical to the Public Warrants, except that if held by the Sponsor or BTIG or their permitted transferees, they are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. Additionally, the Private Placement Warrants held by BTIG are subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and may not be exercised after five years from November 2, 2021.

Offering costs amounted to $16,549,000 consisting of $4,600,000 of underwriting commissions, $11,270,000 of deferred underwriting commissions, and $679,000 of other offering costs, and was all charged to shareholders’ deficit.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company signing a definitive agreement in connection with the Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the IPO and the simultaneous private placement, a total of $269,790,000, consisting of $10.20 per Unit sold in the IPO and a portion of the proceeds from the sale of the Private Placement Warrants, was placed in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) absent the completing an initial Business Combination within 15 months from the closing of the IPO, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the public shareholders may receive only approximately $10.20 per public share, or less than such amount in certain circumstances, on the liquidation of the Trust Account, and the warrants will expire worthless.

The Company will provide holders of Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share).

The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination.

The Company will have only 15 months from the closing of the IPO to consummate the initial Business Combination (the “Combination Period”). If the Company fails to consummate an initial Business Combination during the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Sponsor and each member of the Company’s management team have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below), (ii) waive their redemption rights with respect to their Founder Shares and any Class A ordinary shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to consummate an initial Business Combination within 15 months from the closing of the IPO (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame), and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on its financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, and prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

The Company has since completed its IPO, as described above, and had approximately $2.3 million in cash and approximately $1.2 million in working capital immediately after consummation of the IPO. In addition, the Company’s liquidity needs up to September 30, 2021 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $40,288 (see Note 5). On November 18, 2021, the Company fully repaid the promissory note to the Sponsor for $104,808. In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from February 2, 2021 (inception) to February 19, 2021, as filed with the SEC on November 4, 2021, and the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of November 5, 2021, as filed with the SEC on November 12, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to surrender by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 862,500 Class B ordinary shares, $0.0001 par value per share (“Class B ordinary shares” or “Founder Shares”) that are subject to surrender if the over-allotment option was not exercised by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO. Offering costs that are directly related to the IPO will be charged to shareholder’s equity upon the completion of the IPO. Had the IPO proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would have been charged to operations.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and cash equivalents as of September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account, and management believes the Company was not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2—Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Instruments

The Company will account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. There were no outstanding warrants at September 30, 2021. The Company accounts for its outstanding warrants issued subsequent to September 30, 2021, in conjunction with the IPO, as equity-classified.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes.” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s deferred tax assets and liabilities are immaterial as of September 30, 2021.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis. On February 2, 2021, the date of the Company’s inception, the Company adopted the new standard.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Subsequent to September 30, 2021, on November 5, 2021, the Company sold 26,450,000 Units at a purchase price of $10.00 per Unit. Each Unit had an offering price of $10.00 and consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO.

Following the closing of the IPO on November 5, 2021, a total of $269,790,000, consisting of $10.20 per Unit sold in the IPO and a portion of the proceeds from the sale of the Private Placement Warrants, was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Private Placement

On November 5, 2021, simultaneously with the closing of the IPO, the Company completed the private sale of 12,190,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor and BTIG, generating gross proceeds to the Company of $12,190,000. Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (see Note 8).

A portion of the proceeds from the Private Placement Warrants has been added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On February 19, 2021, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 10,062,500 Founder Shares.

On July 2, 2021, the Sponsor surrendered 4,312,500 Founder Shares to the Company for no consideration resulting in 5,750,000 Class B ordinary shares outstanding.

On November 2, 2021, the Company issued an additional 862,500 Founder Shares to the Sponsor by way of the application of amounts standing to the credit of the share premium account of the Company, resulting in there being an aggregate of 6,612,500 Founder Shares outstanding, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. All share and per share amounts have been restated.

The Sponsor and the Company’s directors and officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and our directors and officers with respect to any founder shares.

Promissory Note — Related Party

On February 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the IPO. This Note matured undrawn on June 30, 2021.

On July 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “New Note”). This New Note is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. On September 30, 2021, the outstanding balance was $40,288. Subsequent to the IPO, on November 18, 2021, the outstanding balance of $104,808 was repaid in full.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Fees

Commencing on the date of the Company’s prospectus, an affiliate of the Sponsor will provide to members of the management team office space, secretarial and administrative services at no cost.

Note 6 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and securities included in private placement units that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed upon consummation of the IPO. These holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 3,450,000 Units to cover over-allotments, if any. The underwriters’ fully exercised their over-allotment option at the time of the IPO.

The underwriters were paid underwriting commission of $0.20 per Unit (excluding Units sold pursuant to the underwriters’ over-allotment option), or $4,600,000 in the aggregate, upon the closing of the IPO. In addition, the underwriters are entitled to an additional $0.40 per Unit (or $0.60 per Unit sold pursuant to the underwriters’ over-allotment option), or $11,270,000, payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement for the offering.

Note 7— Shareholders’ Equity

Preference shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 6,612,500 Class B ordinary shares issued and outstanding as restated, of which up to 862,500 shares are subject to surrender to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part. The underwriters’ fully exercised their over-allotment option at the time of the IPO, resulting in no shares subject to surrender.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.

The founder shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash, and the Company will not be obligated to issue any Class A ordinary shares to holders seeking to exercise their warrants, unless the issuance of the Class A ordinary shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (the “closing price”) of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. The Company may not redeem the warrants when a holder may not exercise such warrants.

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A ordinary shares for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities in connection with the closing of an initial Business Combination at a Newly Issued Price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any founder shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary share during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units to be sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Note 8 — Subsequent Events

On November 2, 2021, the Company issued an additional 862,500 Founder Shares to the Sponsor by way of the application of amounts standing to the credit of the share premium account of the Company, resulting in there being an aggregate of 6,612,500 Founder Shares outstanding.

On November 5, 2021, the Company consummated the IPO of 26,450,000 Units, including an additional 3,450,000 Units as a result of the underwriter’s exercise of its over-allotment option, at an offering price of $10.00 per Unit, generating gross proceeds of $264,500,000.

On November 5, 2021, simultaneous with the consummation of the IPO, the Company consummated the private placement with the Sponsor and BTIG of an aggregate of 12,190,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $12,190,000.

On November 18, 2021, the Company fully repaid the promissory note due to the Sponsor for $104,808.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Onyx Acquisition Co. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Onyx Acquisition Sponsor Co. LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (the “IPO”) filed with the SEC on November 4, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

On November 5, 2021, we consummated our initial public offering (the “IPO”) of 26,450,000 units (the “Units”), which includes the exercise of the underwriter’s option to purchase up to an additional 3,450,000 Units at the IPO price to cover over-allotments. Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A ordinary shares” and shares thereof sold in the IPO, “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $264,500,000.

Simultaneous with the consummation of the IPO and the issuance and sale of the Units, we consummated the private placement of 12,190,000 warrants (the “Private Placement Warrants”) (including 690,000 Private Placement Warrants purchased in connection with the exercise of the underwriter’s over-allotment option) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $12,190,000.

Upon the closing of the IPO and the simultaneous private placement, a total of $269,790,000, consisting of $10.20 per Unit sold in the IPO and a portion of the proceeds from the sale of the Private Placement Warrants, was placed in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act’), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligation, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the assets held in the Trust Account.

If we are unable to complete a Business Combination within 15 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law.

We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the net proceeds of the IPO and the private placement of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

As indicated in the accompanying financial statements, as of September 30, 2021, we had no cash and had deferred offering costs of $500,129. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position, and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the IPO.

For the period from February 2, 2021 (inception) through September 30, 2021, we had a net loss of $3,880, which consisted of formation and operating costs. For the three months ended September 30, 2021, we did not have any net income.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”), by the Sponsor and loans from our Sponsor.

Subsequent to September 30, 2021, we consummated the IPO of 26,450,000 Units, including 3,450,000 units from the exercise of over-allotment option at a price of $10.00 per Unit, generating gross proceeds of $264,500,000. Simultaneously with the closing of the IPO and exercise of the over-allotment option by the underwriters, we consummated the sale of 12,190,000 Private Placement Units to the Sponsor and BTIG, LLC at a price of $1.00 per Private Placement Unit, generating gross proceeds of $12,190,000. We incurred $16,549,000 in transaction costs, including $4,600,000 of underwriting commissions, $11,270,000 of deferred underwriting commissions and $679,000 of other offering costs.

Following the IPO and the exercise of the over-allotment option, a total of $269,790,000 was placed in the Trust Account, and we had $2,300,000 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $10 per Private Placement Warrant at the option of the lender. As of September 30, 2021, we did not have any outstanding working capital loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,270,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on inception date. On February 2, 2021, the date of the Company’s inception, the Company adopted the new standard.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act, will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus, filed with the SEC on November 4, 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)
10.2	Private Placement Warrants Purchase Agreement between the Company and BTIG (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)
10.3	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)
10.4	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other stockholders named therein (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)
10.5	Letter Agreement among the Company, the Sponsor, the Company’s officers and directors, and certain stockholders of the Company (incorporated by reference to Exhibit 10.5 of the Company’s (File No. 001-41003), filed with the SEC on November 8, 2021)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of December, 2021.

ONYX ACQUISITION CO. I

By:	/s/ Michael Stern
Name:	Michael Stern
Title:	Director, Chairman and Chief Executive Officer