Form 10-Q
period 2022-03-31
Onyx Acquisition Co. I
filed 2022-05-17
CIK 1849548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	ONYXU	The Nasdaq Stock Market LLC
Class A Ordinary Shares	ONYX	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ONYXW	The Nasdaq Stock Market LLC

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

As of May 16, 2022, 26,450,000 Class A ordinary shares and 6,612,500 Class B ordinary shares were issued and outstanding.

ONYX ACQUISITION CO. I
Form 10-Q For the Quarter Ended March 31, 2022

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and Changes in Shareholders’ Equity (Deficit) for the period from February 2, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 2, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4.	Controls and Procedures	19

Part II. Other Information		20

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part III. Signatures		21

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ONYX ACQUISITION CO. I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$584,340	$781,709
Prepaid expenses	523,532	474,867
Total Current Assets	1,107,872	1,256,576

Long-term prepaid expenses	274,512	391,603
Cash and marketable securities held in Trust Account	269,816,904	269,790,000
TOTAL ASSETS	$271,199,288	$271,438,179

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$394,338	$589,486
Total Current liabilities	394,338	589,486

Deferred underwriting commissions	11,270,000	11,270,000
Total liabilities	11,664,338	11,859,486

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 26,450,000 shares at redemption value at March 31, 2022 and December 31, 2021, respectively	269,790,000	269,790,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued and outstanding (excluding 26,450,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,612,500 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	661	661
Additional paid-in capital	—	—
Accumulated deficit	(10,255,711)	(10,211,968)
Total shareholders’ deficit	(10,255,050)	(10,211,307)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$271,199,288	$271,438,179

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from February 2, 2021 (inception) through March 31, 2021
Formation and operating costs	$70,647	$3,880
Loss from operations	(70,647)	(3,880)

Other income:
Interest earned on cash and marketable securities held in Trust Account	26,904	—
Total other income	26,904	—
Net loss	$(43,743)	$(3,880)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,450,000	—
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.00)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,612,500	5,750,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,612,500	$661	$—	$(10,211,968)	$(10,211,307)

Net loss	—	—	—	—	—	(43,743)	(43,743)
Balance as of March 31, 2022	—	$—	6,612,500	$661	$—	$(10,255,711)	$(10,255,050)

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 2, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary Shares to initial shareholder	—	—	6,612,500	661	24,339	—	25,000

Net loss	—	—	—	—	—	(3,880)	(3,880)
Balance as of March 31, 2021	—	$—	6,612,500	$661	$24,339	$(3,880)	$21,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended	For the period from March 22, 2021 (inception) through
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,743)	$(3,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(26,094)	—
Changes in operating assets and liabilities:
Prepaid expenses	68,426	—
Accounts payable and accrued expenses	(195,148)	3,880
Net cash flows used in operating activities	(197,369)	—

Net Change in Cash	(197,369)	—
Cash – Beginning of period	781,709	—
Cash – End of period	$584,340	$—

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$21,120
Offering costs included in accrued offering costs and expenses	$—	$85,441

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2022 relates to the Company’s formation, initial public offering (“IPO”), which is described below, and the search for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Onyx Acquisition Sponsor Co. LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, the Company consummated its IPO of 26,450,000 units (the “Units”), which includes the exercise of the underwriters’ option to purchase up to an additional 3,450,000 Units at the IPO price to cover over-allotments. Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A ordinary shares” and, shares thereof sold in the IPO, the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $264,500,000 (see Note 3).

Simultaneous with the consummation of the IPO and the issuance and sale of the Units, the Company consummated the private placement of 12,190,000 private placement warrants (the “Private Placement Warrants”) (including 690,000 Private Placement Warrants purchased in connection with the exercise of the underwriters’ over-allotment option) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $12,190,000. The Private Placement Warrants, which were purchased by the Sponsor and BTIG, LLC (“BTIG”), and are identical to the Public Warrants, except that if held by the Sponsor or BTIG or their permitted transferees, they are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Company’s initial Business Combination. Additionally, the Private Placement Warrants held by BTIG are subject to the lock-up and registration rights limitations imposed by Financial Industry Regulatory Authority Rule 5110 and may not be exercised after five years from November 2, 2021.

Offering costs amounted to $16,608,500, which consisted of $4,600,000 of underwriting commissions, $11,270,000 of deferred underwriting commissions, and $738,500 of other offering costs, all of which was charged to shareholders’ deficit.

Upon the closing of the IPO and the private placement, $269,790,000 has been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A ordinary shares sold in the IPO, at their redemption value of $10.20 per share.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the IPO and the simultaneous private placement, a total of $269,790,000, consisting of $10.20 per Unit sold in the IPO and a portion of the proceeds from the sale of the Private Placement Warrants, was placed in the Trust Account located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to an investment management trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares (the “Public Shareholders”) the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) absent the completing an initial Business Combination within 15 months from the closing of the IPO, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the Public Shareholders may receive only approximately $10.20 per Public Share, or less than such amount in certain circumstances, on the liquidation of the Trust Account, and the warrants will expire worthless.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share).

The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only 15 months from the closing of the IPO to consummate an initial Business Combination (the “Combination Period”). If the Company fails to consummate an initial Business Combination during the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Sponsor and each member of the Company’s management team have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below), (ii) waive their redemption rights with respect to their Founder Shares and any Class A ordinary shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide Public Shareholders the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of Public Shareholders and, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate an initial Business Combination within 15 months from the closing of the IPO (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame), and (iv) vote any Founder Shares held by them and any Public Shares purchased after the IPO (including in the open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party (other than the Company’s independent auditor) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had cash of $584,340 in its operating bank account and working capital of $713,534.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

However, the Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or February 5, 2023, the date the Company is required to liquidate.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the initial audited financial statements and notes thereto as filed with the SEC on April 5, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $584,340 and $781,709 of cash as of March 31, 2022 and December 31, 2021, respectively, and no cash equivalents.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company classifies its securities as held-to-maturity because it has the ability and intent to hold until maturity.

The carrying value, gross unrealized holding loss and fair value of held-to-maturity securities on March 31, 2022 and December 31, 2021 are as follows:

		Carrying Value	Gross Unrealized Loss	Fair Value
March 31, 2022	Investments held in Trust Account	$269,816,904	$(31,326)	$269,785,578
December 31, 2021	Investments held in Trust Account	$269,790,000	$(39,000)	$269,751,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account, and management believes the Company was not exposed to significant risks on such account.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to surrender by the Sponsor. The Company has two classes of stock, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from February 2, 2021 (Inception) Through March 31, 2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(34,994)	$(8,749)	$—	$(3,880)
Denominator:
Basic and diluted weighted average shares outstanding	26,450,000	6,612,500	—	5,750,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$—	$(0.00)

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

Financial Instruments

The Company will account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting and underwriting fees and other costs incurred through the IPO that were directly related to the IPO.

The Company incurred offering costs amounting to $16,608,500 as a result of the IPO, which consisted of $4,600,000 of underwriting commissions, $11,270,000 of deferred underwriting commissions, and $738,500 of other offering costs, all of which was charged to shareholders’ deficit.

Ordinary Shares Subject to Possible Redemption

All of the 26,450,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC’s and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

The amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$264,500,000
Less:
Proceeds allocated to Public Warrants	(9,472,665)
Class A ordinary shares issuance costs	(15,982,321)
Plus:
Re-measurement adjustment on redeemable ordinary shares	30,744,986
Class A ordinary shares subject to possible redemption	$269,790,000

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and should be applied on a full or modified retrospective basis, with early adoption permitted. On February 2, 2021, the date of the Company’s inception, the Company adopted the new standard.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 5, 2021, the Company sold 26,450,000 Units at a purchase price of $10.00 per Unit. Each Unit had an offering price of $10.00 and consisted of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO.

Following the closing of the IPO on November 5, 2021, $269,790,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Private Placement

On November 5, 2021, simultaneously with the closing of the IPO, the Company completed the private sale of 12,190,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor and BTIG, generating gross proceeds to the Company of $12,190,000. Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (see Note 7).

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

On November 2, 2021, the Company issued an additional 862,500 Class B ordinary shares to the Sponsor by way of the application of amounts standing to the credit of the share premium account of the Company, resulting in there being an aggregate of 6,612,500 Class B ordinary shares outstanding, so that the initial shareholders collectively own 20% of the Company’s issued and outstanding ordinary shares. All share and per share amounts have been restated.

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

On July 27, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “New Note”). This New Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. In November 2021, the remaining outstanding balance of $104,808 was fully repaid.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company has no borrowings under the Working Capital Loans.

Administrative Fees

From the date of the IPO, an affiliate of the Sponsor provides members of the management team office space, secretarial and administrative services at no cost.

Note 6 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares issuable upon exercise of the Private Placement Warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, BTIG or its designees may not exercise their demand and “piggy-back” registration rights after five years after November 2, 2021 and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

On November 5, 2021, the Company paid a cash underwriting commission of $0.20 per Unit on the 23,000,000 Units issued in the base offering for a total of $4,600,000.

The underwriters are entitled to deferred underwriting commissions of $0.40 per Unit on the 23,000,000 Units issued in the base offering and $0.60 per Unit on the 3,450,000 overallotment Units for a total of $11,270,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement entered into in connection with the IPO.

Note 7— Shareholders’ Equity

Preference shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 26,450,000 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,612,500 Class B ordinary shares issued and outstanding.

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to satisfying its obligations described below with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash, and the Company will not be obligated to issue any Class A ordinary shares to holders seeking to exercise their warrants, unless the issuance of the Class A ordinary shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

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

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities in connection with the closing of an initial Business Combination at a Newly Issued Price (as defined below) of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary share during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

At March 31, 2022 and December 31, 2021, the Company had 9,617,072 and 13,225,000 Public Warrants, respectively, and 12,190,000 Private Placement Warrants outstanding.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Onyx Acquisition Co. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Onyx Acquisition Sponsor Co. LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The registration statement for our initial public offering (the “IPO”) was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, we consummated our IPO of 26,450,000 units (the “Units”), which includes the exercise of the underwriters’ option to purchase up to an additional 3,450,000 Units at the IPO price to cover over-allotments. Each Unit consists of one Class A ordinary share (the “Class A ordinary shares” and, shares thereof sold in the IPO, the “Public Shares”) and one-half of one public warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $264,500,000.

Simultaneous with the consummation of the IPO and the issuance and sale of the Units, we consummated the private placement of 12,190,000 private placement warrants (the “Private Placement Warrants”) (including 690,000 Private Placement Warrants purchased in connection with the exercise of the underwriter’s over-allotment option) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $12,190,000. The Private Placement Warrants, which were purchased by the sponsor and BTIG, LLC (“BTIG”), are identical to the Public Warrants, except that if held by the Sponsor or BTIG or their permitted transferees, they are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of our initial Business Combination. Additionally, the Private Placement Warrants held by BTIG are subject to the lock-up and registration rights limitations imposed by Financial Industry Regulatory Authority Rule 5110 and may not be exercised after five years from November 2, 2021.

Upon the closing of our IPO and the private placement, $269,790,000 has been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A ordinary shares sold in the initial public offering, at their redemption value of $10.20 per share.

If we are unable to consummate an initial Business Combination within 15 months from the closing of our IPO (the “Combination Period”), then we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

Results of Operations

As of March 31, 2022, we have not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2022, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the Trust Account.

For the three months ended March 31, 2022, we had a net loss of $43,743, which consisted of formation and operating costs offset by interest earned on cash and marketable securities held in the Trust Account of $26,904.

For the period from February 2, 2021 (inception) through March 31, 2021, we had a net loss of $3,880, which consisted of formation and operating costs.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2022, cash used in operating activities was $197,369. Net loss of $43,743 interest earned on marketable securities held in the Trust Account of $26,904. Changes in operating assets and liabilities used $126,722 of cash for operating activities.

As of March 31, 2022, we had cash outside our Trust Account of $584,340, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the company Working Capital Loans (as defined below). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

However, the Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 5, 2023.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

The underwriters are entitled to deferred underwriting commissions of $0.40 per Unit on the 23,000,000 Units issued and $0.60 on the 3,450,000 overallotment Units for a total of $11,270,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement entered into in connection with the IPO.

Critical Accounting Estimates and Policies

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 26,450,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

Net Loss Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the period from February 2, 2021 (inception) through March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the company’s financial statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the report of independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on April 5, 2022. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2022.

ONYX ACQUISITION CO. I

By:	/s/ Michael Stern
Name:	Michael Stern
Title:	Director, Chairman and Chief Executive Officer