Form 10-Q
period 2022-09-30
Onyx Acquisition Co. I
filed 2022-11-10
CIK 1849548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 26,450,000 Class A ordinary shares and 6,612,500 Class B ordinary shares were issued and outstanding.

ONYX ACQUISITION CO. I
Form 10-Q For the Quarter Ended September 30, 2022

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 2, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for period from February 2, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 2, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4.	Controls and Procedures	19

Part II. Other Information		20

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part III. Signatures		21

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ONYX ACQUISITION CO. I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$466,089	$781,709
Prepaid expenses	489,742	474,867
Total Current Assets	955,831	1,256,576

Long-term prepaid expenses	36,428	391,603
Cash and marketable securities held in Trust Account	271,228,705	269,790,000
TOTAL ASSETS	$272,220,964	$271,438,179

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$440,686	$589,486
Total Current Liabilities	440,686	589,486

Deferred underwriting commissions	11,270,000	11,270,000
TOTAL LIABILITIES	11,710,686	11,859,486

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 26,450,000 shares at redemption value at September 30, 2022 and December 31, 2021	271,228,705	269,790,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued and outstanding (excluding 26,450,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,612,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	661	661
Additional paid-in capital	—	—
Accumulated deficit	(10,719,088)	(10,211,968)
TOTAL SHAREHOLDERS’ DEFICIT	(10,718,427)	(10,211,307)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$272,220,964	$271,438,179

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 2, 2021 (Inception) through September 30,
	2022	2021	2022	2021

Formation and operating costs	$236,088	$—	$507,120	$3,880
Loss from operations	(236,088)	—	(507,120)	(3,880)

Other income:
Interest earned on cash and marketable securities held in Trust Account	1,308,366	—	1,438,705	—
Total other income, net	1,308,366	—	1,438,705	—

Net income (loss)	$1,072,278	$—	$931,585	$(3,880)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,450,000	—	26,450,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$—	$0.03	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,612,500	5,750,000	6,612,500	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.00)	$0.03	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,612,500	$661	$—	$(10,211,968)	$(10,211,307)

Net loss	—	—	—	—	—	(43,743)	(43,743)
Balance as of March 31, 2022	—	—	6,612,500	661	—	(10,255,711)	(10,255,050)

Net loss	—	—	—	—	—	(96,950)	(96,950)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(130,339)	(130,339)
Balance as of June 30, 2022	—	—	6,612,500	661	—	(10,483,000)	(10,482,339)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,308,366)	(1,308,366)
Net income	—	—	—	—	—	1,072,278	1,072,278
Balance as of September 30, 2022	—	$—	6,612,500	$661	$—	$(10,719,088)	$(10,718,427)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 2, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary Shares to initial shareholder	—	—	6,612,500	661	24,339	—	25,000

Net loss	—	—	—	—	—	(3,880)	(3,880)
Balance as of March 31, 2021	—	—	6,612,500	661	24,339	(3,880)	21,120
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2021	—	—	6,612,500	661	24,339	(3,880)	21,120
Net loss	—	—	—	—	—	—	—
Balance as of September 30, 2021	—	$—	6,612,500	$661	$24,339	$(3,880)	$21,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	For the period from February 2, 2021 (inception) through
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$931,585	$(3,880)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor	—	3,880
Interest earned on cash and marketable securities held in Trust Account	(1,438,705)	—
Changes in operating assets and liabilities:
Prepaid expenses	340,300	—
Accounts payable and accrued expenses	(148,800)	—
Net cash flows used in operating activities	(315,620)	—

Net Change in Cash	(315,620)	—
Cash – Beginning of period	781,709	—
Cash – End of period	$466,089	$—

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,438,705	$—
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$21,120
Offering costs included in accrued offering costs and expenses	$—	$438,721
Deferred offering costs paid by Sponsor under the promissory note	$—	$40,288

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (“IPO”), which is described below, and the search for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had cash of $466,089 in its operating bank account and working capital of $515,145.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company may not have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the initial audited financial statements and notes thereto as filed with the SEC on April 5, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $466,089 and $781,709 of cash as of September 30, 2022 and December 31, 2021, respectively, and no cash equivalents.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company classifies its securities as held-to-maturity because it has the ability and intent to hold until maturity.

The carrying value, gross unrealized holding loss and fair value of held-to-maturity securities on September 30, 2022 and December 31, 2021 are as follows:

		Carrying Value	Gross Unrealized Loss	Fair Value
September 30, 2022	Investments held in Trust Account	$271,228,705	$—	$271,228,705
December 31, 2021	Investments held in Trust Account	$269,790,000	$(39,000)	$269,751,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account, and management believes the Company was not exposed to significant risks on such account.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to surrender by the Sponsor. The Company has two classes of stock, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from February 2, 2021 (Inception) through September 30, 2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$857,822	$214,456	$—	$—	$745,268	$186,317	$—	$(3,880)
Denominator:
Basic and diluted weighted average shares outstanding	26,450,000	6,612,500	—	5,750,000	26,450,000	6,612,500	—	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$—	$(0.00)	$0.03	$0.03	$—	$(0.00)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The amount of Class A ordinary shares at September 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds	$264,500,000
Less:
Proceeds allocated to Public Warrants	(9,472,665)
Class A ordinary shares issuance costs	(15,982,321)
Plus:
Re-measurement adjustment on redeemable ordinary shares	30,744,986
Class A ordinary shares subject to possible redemption, December 31, 2021	269,790,000
Accretion of Class A ordinary shares subject to possible redemption	1,438,705
Class A ordinary shares subject to possible redemption, September 30, 2022	$271,228,705

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

Promissory Note — Related Party

On February 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the IPO. This Note matured undrawn on June 30, 2021.

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

Note 7 — Shareholders’ Equity

Preference shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 26,450,000 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,612,500 Class B ordinary shares issued and outstanding.

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

At September 30, 2022 and December 31, 2021, the Company had 9,617,072 and 13,225,000 Public Warrants, respectively, and 12,190,000 Private Placement Warrants outstanding.

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

Results of Operations

As of September 30, 2022, we have not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2022, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the Trust Account.

For the three months ended September 30, 2022, we had a net income of $1,072,278, which consisted of interest earned on cash and marketable securities held in the Trust Account of $1,308,366 offset by formation and operating costs of $236,088.

For the nine months ended September 30, 2022, we had a net income of $931,585, which consisted of interest earned on cash and marketable securities held in the Trust Account of $1,438,705 offset by formation and operating costs of $507,120.

For the three months ended September 30, 2021, no formation and operating costs were incurred, thus, $0 net loss during the period.

For the period from February 2, 2021 (inception) through September 30, 2021, we had a net loss of $3,880, which consisted of formation and operating costs.

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2022, cash used in operating activities was $315,620. Net income of $931,585 was affected by interest earned on marketable securities held in the Trust Account of $1,438,705. Changes in operating assets and liabilities provided $191,500 of cash for operating activities.

As of September 30, 2022, we had cash outside our Trust Account of $466,089, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the company Working Capital Loans (as defined below). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 26,450,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the period from February 2, 2021 (inception) through September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, outside of the disclosed below, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Management has identified a material weakness in internal controls related to the accounting for accruals. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding the accounting for accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2022.

ONYX ACQUISITION CO. I

Date: November 10, 2022	By:	/s/ Michael Stern
	Name:	Michael Stern
	Title:	Director, Chairman and Chief Executive Officer