Form 10-K
period 2022-12-31
Onyx Acquisition Co. I
filed 2023-03-31
CIK 1849548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

ONYX ACQUISITION CO. I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41003	95-1584432
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

104 5th Avenue New York, New York	10011
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on The Nasdaq Stock Market LLC (“Nasdaq”), was $264,500,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $$10.00).

As of March 23, 2023, there were 10,822,528 Class A ordinary shares and no Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“we,” “us,” “our,” “company” or “our company” are to Onyx Acquisition Co. I;

●	“Class A ordinary shares” are to our Class A ordinary shares, $0.0001 par value per share;

●	“founder shares” are to our Class B ordinary shares, $0.0001 par value per share, initially purchased by our sponsor in a private placement prior to our initial public offering, all of which were converted to shares of Class A ordinary shares pursuant to the Voluntary Conversion;

●	“initial public offering” are to our initial public offering consummated on November 5, 2021;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors, and “directors” are to our current directors;

●	“Onyx Team” are to the Sponsor Affiliate together with our management team;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;

●	“private placement warrants” are to the warrants issued to our sponsor and BTIG, LLC (“BTIG”) in private placements simultaneously with the closing of our initial public offering and the underwriter’s partial exercise of its over-allotment option;

●	“public shares” are to our Class A ordinary shares sold as part of the Units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants issued as part of each Unit in our initial public offering and which began trading separately on December 10, 2021;

●	“sponsor” are to Onyx Acquisition Sponsor Co. LLC, a Cayman Islands limited liability company;

●	“Sponsor Affiliate” are to JDS Development Group, a real estate development and acquisition firm affiliated with our sponsor and certain members of our management team;

●	“trust account” are to the trust account set up following our initial public offering with Continental Stock Transfer & Trust Company acting as trustee;

●	“Unit” are to our Units issued in our initial public offering, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant;

●	“U.S. Holder” are to beneficial owners of our Units, Class A ordinary shares or warrant who or that is, for U.S. federal income tax purposes: (i) an individual who is a citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is subject to U.S. federal income tax regardless of its source; or (iv) a trust, if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Internal Revenue Code Internal Revenue Code of 1986, as amended (the “Code”)) have authority to control all substantial decision of the trust or (B) it has a valid election in effect under applicable Treasury Regulations to be treated as a United States Person; and

●	“Voluntary Conversion” are to the voluntary conversion, on January 26, 2023, of all of the outstanding founder shares to Class A ordinary shares at the election of the holders thereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete an initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from events such as terrorist attacks, natural disasters or significant outbreaks of infectious diseases;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

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

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	As a result of the Extension Redemptions, our sponsor currently owns a majority of, and possesses controlling voting power with respect to, our outstanding ordinary shares, which will limit public shareholders’ influence on corporate matters, and the sponsor has agreed to vote in favor of our business combination, regardless of how public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination by August 7, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The SEC has issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until August 7, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	We may engage our underwriter from our initial public offering or one of its affiliates to provide additional services to us after our initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as a placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

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

Our Management Team

Our management team consists of a balanced mix of sophisticated investors and acclaimed operators with a cumulative 33 years in financial services and 47 years of operating experience. Our management team has a proprietary network of relationships with entrepreneurs, corporate executives, private equity sponsors, venture and growth equity firms, family offices and sovereign wealth funds to identify, structure, finance and support the operations of a business combination target. Members of the management team have extensive experience investing in both challenged companies, as well as companies in high growth stages, within general industrials and construction technology sectors. We believe this combination of investing and operating expertise will allow us to successfully identify, and provide an attractive value proposition for, potential business combination targets, and differentiates us from other blank check companies in the marketplace.

Competitive Strengths

Our business selection process will capitalize on the deep experience and network of our management team in consummating an initial business combination. Our competitive strengths and factors that we believe will contribute to our ability to source attractive opportunities and execute a transaction include the following:

●	Strong Management Team with Unique and Complementary Backgrounds: Our management team comprises individuals with the extensive operational, financial and managerial experience needed to effectively navigate the key opportunities and challenges, with deep market knowledge through public & private investment and executive leadership experiences. We are confident our management team’s distinguished and unique experiences will position our company as a preferred acquiror of attractive assets and enable us to identify, evaluate and execute a successful business combination and create significant value to stakeholders.

●	Proven Operational Leadership Experience: Led by Mr. Stern, who has almost 20 years of experience as the founder and CEO of JDS Development Group, our management team has proven abilities in continuously implementing growth and successful operational strategies in building their profitable businesses to scale. Additionally, Mr. Stern has extensive experience in advising other operators including: start-ups, and emerging and mature companies’ executives and board members. We believe that these qualities are unique and will be crucial in identifying targets with unlocked stakeholder value.

●	Extensive Financial Services Experience: Our financial stewardship is led by Messrs. Lerner and Vodola, who have a combined 33 years of experience in the financial services industry, most recently as investment analysts at Citadel, one of the most sophisticated investment firms in the world. They bring specific expertise from their experience investing in both troubled companies with strong inherent fundamental value and in disruptive companies with growth capital needs. Messrs. Lerner and Vodola have invested widely across industries and parts of the capital structure, as well as in numerous different countries, which requires additional skills in analyzing macroeconomic, political, complicated regulatory and other cross-border risks. We believe their investment experience will be instrumental in finding and properly conducting due diligence on a target company.

●	Differentiated Deal Sourcing Capabilities: Our management team’s positioning as distinguished operators as well as investment professionals with a significant network of company relationships, uniquely positions the Onyx Team to leverage “deal flow” from attractive potential targets. For example, in the real estate and construction space, Mr. Stern has excellent access to growth-stage companies and, most importantly, the expertise to evaluate the credibility of the product, technology, or service that these companies are offering. We believe that our management team’s substantive deal sourcing, structuring and execution experience will be instrumental in facilitating an initial business combination.

●	Relevant Transactional Experience: The Onyx Team has been actively involved in tens of billions of dollars of transactions across a broad spectrum of sectors globally, including mergers and acquisitions, debt and equity financings, distressed situations, debt restructurings, spin-offs, secured and unsecured re-financings, and real estate acquisitions and divestitures. We believe this wealth of experience is a key asset that we intend to leverage in our evaluation and execution of attractive business combination opportunities.

●	Leveraging Diverse Executive Networks: We believe our management team’s extensive and diverse network of relationships with CEOs, founders, family owners, venture capitalists and private equity sponsors will be a key asset in sourcing an initial business combination.

●	Uniquely Additive Board Members: Our board members were carefully and are representatives of sophisticated financial institutions whose networks and relationships will help serve as a platform of potential targets, or individuals with unique experience that we believe will be instrumental in finding attractive targets. We believe the expertise of our board members and, where applicable, their respective institutions, will be a material advantage in helping us identify attractive potential targets and executing a successful business combination.

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

We are confident that the Onyx Team is well positioned to identify unique opportunities. Our selection process will leverage a broad and deep network of relationships, diverse set of industry expertise and proven deal sourcing capabilities of our management team, who bring an array of expertise. Given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, as well as the Sponsor Affiliate. We also believe that the Sponsor Affiliate’s reputation, experience and track record will supplement our management team’s vast connections and capabilities and will make us a preferred partner for these potential targets.

Consistent with our strategy, we have identified the following general criteria and guidelines to evaluate prospective target businesses. We may, however, decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire one or more businesses that we believe:

●	can benefit from the extensive networks and expertise we have developed;

●	are ready to operate in the scrutiny of public markets, with strong management, corporate governance and reporting policies in place;

●	will likely be well received by public investors and can effectively utilize the broader access to capital and the public profile that is associated with being a publicly traded company;

●	are at an inflection point, such as those requiring additional management expertise, innovation to develop new products or services, improvement of financial performance or growth through a business combination;

●	have significant embedded and/or underexploited expansion opportunities;

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on our company-specific analysis and due diligence review. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, material contracts, and industry background and trends; and

●	will offer attractive risk-adjusted equity returns for our shareholders. Financial returns will be evaluated based on (1) the potential for organic growth in cash flows, (2) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (3) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

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

Members of our management team may directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, certain of our executive officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such executive officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Extension of Date to Consummate an Initial Business Combination

On January 26, 2023, the company held an extraordinary general meeting of shareholders (the “Meeting”) at which the company’s shareholders approved two proposals to amend the company’s amended and restated memorandum and articles of association. The first proposal extended the date by which the company has to consummate a business combination from February 5, 2023 to August 7, 2023 (the “Extension Amendment Proposal”). The second proposal removed the limitation that the company shall not redeem Class A ordinary shares included as part of the Units sold in its initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”).

Based on the results of the Meeting, our sponsor agreed to contribute (each such contribution, a “Contribution”) into the trust account the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the company to complete its initial business combination. In connection with the approval of the Extension Amendment Proposal, 22,239,972 Class A ordinary shares were redeemed (the “Extension Redemptions”) and 4,210,028 Class A ordinary shares were not redeemed. As a result, the aggregate monthly Contribution payable by the sponsor to us is $120,000.

On February 7, 2023, we issued a promissory note in the principal amount of up to $720,000 to our sponsor (the “Extension Note”), evidencing our indebtedness with respect to the Contributions (the “Extension Loans”). The Extension Loans are unsecured and non-interest bearing, and will be repayable by the company upon consummation of an initial business combination. If the company does not consummate an initial business combination by August 7, 2023, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

On January 26, 2023, in connection with Meeting, the holders of the company’s founder shares converted all of their Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

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

The company is in advanced discussions with Helios Investment Partners about a potential business combination which would result in the creation of a new publicly listed energy transition infrastructure platform, Helios Energy Transition Infrastructure (“HETI”), focused on the development of natural gas and low-carbon energy infrastructure businesses and assets in Africa (the “Proposed Transaction”). HETI currently owns and is developing a portfolio of strategic infrastructure assets and businesses delivering the energy transition in Africa. This portfolio spans the natural gas, LNG and power value chain comprising liquefaction, storage, regasification, pipeline infrastructure and power plants, supplying gas and power to over 200 industrial customers and utilities across Africa on a long-term contracted basis. The portfolio supports the displacement of expensive and polluting coal and liquid fuels with cleaner, more affordable natural gas in its target markets. In addition, HETI is developing a pipeline of low-carbon fuel (blue and green hydrogen) and renewable/low-carbon power projects which will utilize best-in-class partnerships and technology to take advantage of Africa’s renewable resource advantage and proximity to global end markets to support the global Net Zero ambition. The company intends to announce additional details regarding the potential business combination if and when a definitive agreement is executed. Currently, there is no binding agreement with respect to the Proposed Transaction, and negotiations remain subject to significant contingencies, including the completion of due diligence, the negotiation and execution of a mutually acceptable definitive agreement, confirmation and documentation of fully committed financing, and requisite shareholder approvals. There can be no assurances that the company will successfully negotiate a definitive agreement, or that the Proposed Transaction will be consummated.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

We expect to complete our initial business combination using our cash, debt or equity securities, third-party financing (for example, a private placement of our securities), or a combination of the foregoing, which will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing, and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 7, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Prior to the Meeting, our amended and restated memorandum and articles of association provided that we would in no event redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. At the Meeting, our shareholders approved the Redemption Limitation Amendment Proposal, which removed this limitation from the company’s amended and restated memorandum and articles of association. However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

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

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, at a general meeting of the company, unless applicable law or applicable stock exchange rules require a higher vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team, in their capacity as members of the company, will count toward this quorum and have agreed to vote their founder shares and public shares in favor of our initial business combination. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are present in person or by proxy and, for purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, will make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 7, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until August 7, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until August 7, 2023 to consummate an initial business combination. If we have not consummated an initial business combination by August 7, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by August 7, 2023. Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by August 7, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 7, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by August 7, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 7, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by August 7, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Website

We maintain a corporate website at www.onyxacqu.com. Our website and information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this Report. You should not rely on any such information in making your decision whether to invest in our securities.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our initial shareholders own, on an as-converted basis, approximately 61.1% of our outstanding ordinary shares. Our sponsor and members of our management team also may, from time to time, purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law at a general meeting of the company, unless applicable law or applicable stock exchange rules require a higher vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are present in person or by proxy and, for purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, the sponsor would have the ability to approve any initial business combination without the participation of public shareholders. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, independent directors and management team to vote in favor of our initial business combination will allow us to obtain the requisite shareholder approval for such initial business combination.

Your opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Even if we seek such shareholder approval, our sponsor will be able to approve an initial business combination without the support of public shareholders. Accordingly, your opportunity to affect the investment decision regarding a potential business combination will be limited to exercising your redemption rights.

As a result of the Extension Redemptions, the sponsor currently owns a majority of, and possesses controlling voting power with respect to, our outstanding ordinary shares, which will limit public shareholders’ influence on corporate matters. Additionally, our sponsor has agreed to vote in favor of the business combination, regardless of how public shareholders vote.

As a result of the Extension Redemptions, our sponsor owns and is entitled to vote an aggregate of approximately 61.1% of our outstanding ordinary shares, which represents a majority of outstanding ordinary shares. As such, our sponsor has the ability to control our affairs outright through the election and removal of the entire board of directors and all other matters requiring shareholder approval, including a future business combination, merger or consolidation of the company, or a sale of all or substantially all of our assets. This concentrated control limits our public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your participation in corporate matters, through shareholder votes and otherwise.

In addition, our sponsor has agreed to vote its shares in favor of an initial business combination. These shares are sufficient to approve an initial business combination and all other proposals being presented at the relevant meeting. Accordingly, if and when we present an initial business to our shareholders for a vote, we expect to be able to obtain the necessary shareholder approval for such business combination and other proposals, even if our public shareholders vote against the business combination and such proposals.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination, and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions.

In connection with the approval of the Extension Amendment Proposal, shareholders holding 22,239,972 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $230.6 million (approximately $10.36 per share) was removed from the trust account to pay such redeeming holders.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

In connection with the approval of the Extension Amendment Proposal, shareholders holding 22,239,972 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $230.6 million (approximately $10.36 per share) was removed from the trust account to pay such redeeming holders.

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

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time, our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption of our public shares until we liquidate or you are able to sell your shares in the open market.

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

The requirement that we consummate an initial business combination by August 7, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by August, 7, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business combination by August 7, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by August 7, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and Russia’s invasion of Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Since our initial public offering, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for director and officer liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

In the event that our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to vote in favor of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our business combination. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced, and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until August 7, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, as of December 31, 2022, only $377,525 is available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least August 7, 2023; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to surrender such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by August, 7, 2023, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account due to claims of such creditors. Pursuant to the letter agreement that we have entered into with our sponsor, officers and directors, in order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants are invested only in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced and in the event of negative yields, the value of the assets held in trust would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

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

The SEC has issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). A SPAC would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that does not complete its initial business combination within 24 months. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company, although we hold and intend to continue to hold the proceeds from our Initial Public Offering and the simultaneous private placement in a non-interest-bearing trust account (see “We do not intend to continue to invest the proceeds held in the trust account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders” below). If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including, without limitation, the SPAC Rule Proposals discussed above, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 23, 2023, there are 489,177,472 and 50,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, if any. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional Class A ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

On January 26, 2023, the holders of our founder shares converted all of their Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares. These shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and BTIG purchased 12,190,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business combination by August, 7, 2023, the private placement warrants will expire worthless. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as August 7, 2023 nears, which is the deadline for our consummation of an initial business combination.

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

We may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, we do not expect any issuance of debt to affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and

●	reducing the per-share redemption amount received by public shareholders to less than $10.20 per public share. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination, and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least a two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated articles of association) of our ordinary shares who attend and vote at a general meeting of the company, extending the time in which we have to complete an initial business combination will require the affirmative vote of holders of a majority of our voting power that vote at a meeting, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August, 7, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, of which this prospectus forms a part, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution under Cayman Islands law, which requires the approval of the holders of at least a two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated articles of association) of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It will be possible for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, approximately 61.1% of our outstanding ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this would allow us to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August, 7, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we expect to be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As described in Part II, Item 9A, management has concluded that, due to the material weakness we have identified in our internal control over financial reporting, our disclosure controls and procedures were not effective. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We have a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2022 relating to the accounting for accruals.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 7, 2023 then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Risks Related to Acquiring and Operating a Business in Foreign Countries

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, certain of our officers and directors, including Michael Stern, may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August, 7, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by August, 7, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by August, 7, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the Nasdaq. However, we cannot assure you that our securities will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because of the number of Class A ordinary shares received by our sponsor upon the conversion of the founder shares, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Because of the number of Class A ordinary shares received by our sponsor upon the conversion of the founder shares, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

Pursuant to the registration rights agreement entered into in connection with our initial public offering, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares received upon conversion of the founder shares, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

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

Our search for a business combination, and any target with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis adversely affecting the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and service providers in a timely manner, if at all. The extent to which COVID-19 will impact our search for a business combination will depend on future developments, which continue to be uncertain and cannot be predicted, including the actions to contain emerging variants of COVID-19 or their impacts, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. If any treatment or vaccine for COVID-19 and any potentially emerging variants is ineffective or underutilized, any impact on our business may be prolonged. The disruptions posed by COVID-19 or other public health emergencies, diseases or matters of global concern could materially adversely affect our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

Global or regional conditions may adversely affect our business and our ability to consummate our initial business combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to consummate our initial business combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination.

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

(b) Holders

On March 23, 2023, there was 1 holder of record of our Units, 5 holders of record of our Class A ordinary shares, no holders of record of our Class B ordinary shares and 1 holders of record of our public warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

On January 26, 2023, the holders of the company’s Class B ordinary shares, including our sponsor, converted all of their Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

The registration statement for our initial public offering (the “IPO”) was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, we consummated our IPO of 26,450,000 Units, which includes the exercise of the underwriters’ option to purchase up to an additional 3,450,000 Units at the IPO price to cover over-allotments. Each Unit consists of one Class A ordinary share and one-half of one public warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $264,500,000.

Simultaneous with the consummation of the IPO and the issuance and sale of the Units, we consummated the private placement of 12,190,000 private placement warrants (including 690,000 private placement warrants purchased in connection with the exercise of the underwriter’s over-allotment option) at a price of $1.00 per private placement warrant, generating total proceeds of $12,190,000. The private placement warrants, which were purchased by our sponsor and BTIG, LLC (“BTIG”), are identical to the public warrants, except that if held by the sponsor or BTIG or their permitted transferees, they are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of our initial business combination. Additionally, the private placement warrants held by BTIG are subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and may not be exercised after five years from November 2, 2021.

Upon the closing of our IPO and the private placement, $269,790,000 has been placed in the trust account, representing the redemption value of the Class A ordinary shares sold in the initial public offering, at their redemption value of $10.20 per share.

If we are unable to consummate an initial business combination by August 7, 2023 (the “Combination Period”), then we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the company fails to complete its initial business combination within the Combination Period.

On January 18, 2023, the company announced that it is in advanced discussions with Helios Investment Partners about a potential business combination which would result in the creation of a new publicly listed energy transition infrastructure platform, Helios Energy Transition Infrastructure (“HETI”), focused on the development of natural gas and low-carbon energy infrastructure businesses and assets in Africa (the “Proposed Transaction”). The Proposed Transaction is expected to be valued at an Enterprise Value of approximately $1 billion, and the company is targeting completion of the merger in the second half of 2023. There is no binding agreement with respect to the Proposed Transaction, and negotiations remain subject to significant contingencies, including the completion of due diligence, the negotiation and execution of a mutually acceptable definitive agreement, confirmation and documentation of fully committed financing, and requisite shareholder approvals. There can be no assurances that the company will successfully negotiate a definitive agreement, or that the Proposed Transaction will be consummated.

At the Meeting on January 26, 2023, the company’s shareholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. Based on the results of the Meeting, our sponsor agreed to contribute into the trust account the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the company to complete its initial business combination. In connection with the approval of the Extension Amendment Proposal, 22,239,972 Class A ordinary shares were redeemed and 4,210,028 Class A ordinary shares were not redeemed. As a result, the aggregate monthly Contribution payable by the sponsor to us is $120,000.

On February 7, 2023, we issued the Extension Note, evidencing the Extension Loans. The Extension Loans are unsecured and non-interest bearing, and will be repayable by the company upon consummation of an initial business combination. If the company does not consummate an initial business combination by August 7, 2023, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

On January 26, 2023, in connection with Meeting, the holders of the company’s founder shares converted all of their Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

The company is in advanced discussions with Helios Investment Partners about a potential business combination which would result in the creation of a new publicly listed energy transition infrastructure platform, HETI, focused on the development of natural gas and low-carbon energy infrastructure businesses and assets in Africa. HETI currently owns and is developing a portfolio of strategic infrastructure assets and businesses delivering the energy transition in Africa. This portfolio spans the natural gas, LNG and power value chain comprising liquefaction, storage, regasification, pipeline infrastructure and power plants, supplying gas and power to over 200 industrial customers and utilities across Africa on a long-term contracted basis. The portfolio supports the displacement of expensive and polluting coal and liquid fuels with cleaner, more affordable natural gas in its target markets. In addition, HETI is developing a pipeline of low-carbon fuel (blue and green hydrogen) and renewable/low-carbon power projects which will utilize best-in-class partnerships and technology to take advantage of Africa’s renewable resource advantage and proximity to global end markets to support the global Net Zero ambition. The company intends to announce additional details regarding the potential business combination if and when a definitive agreement is executed. Currently, there is no binding agreement with respect to the Proposed Transaction, and negotiations remain subject to significant contingencies, including the completion of due diligence, the negotiation and execution of a mutually acceptable definitive agreement, confirmation and documentation of fully committed financing, and requisite shareholder approvals. There can be no assurances that the company will successfully negotiate a definitive agreement, or that the Proposed Transaction will be consummated.

Results of Operations

As of December 31, 2022, we have not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2022, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the year ended December 31, 2022, we had a net income of $2,049,648, which consisted of interest earned on cash and marketable securities held in the trust account of $3,749,825 offset by formation and operating costs of $1,700,177

For the period from February 2, 2021 (Inception) through December 31, 2021, we had a net loss of $527,807, which consisted entirely of operating costs.

Liquidity, Capital Resources and Going Concern

For the year ended December 31, 2022, cash used in operating activities was $404,183. Net income of $2,049,648 was affected by interest earned on marketable securities held in the trust account of $3,749,825. Changes in operating assets and liabilities provided $1,295,944 of cash for operating activities.

As of December 31, 2022, we had cash outside our trust account of $377,526, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On January 26, 2023, in connection with the Meeting, holders of 22,239,972 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of $230,611,860. As a result, such amount was removed from the trust account on February 1, 2023 to pay the redeeming holders and 4,210,028 Class A ordinary shares remain outstanding (excluding 6,612,500 Class B ordinary shares converted into Class A ordinary shares on January 26, 2023, which do not entitle their holders to any monies held in the trust account as a result of their ownership). The remaining amount in the trust account immediately following the redemption payments was $42,927,964.

The company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs and a loan under an unsecured promissory note from the sponsor of $104,808, which was paid in full on November 18, 2021. In addition, in order to finance transaction costs in connection with a business combination, the sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the company Working Capital Loans (as defined below). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

However, the company is within 12 months of its mandatory liquidation as of the time of filing this Annual Report. In connection with the company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the company is required to liquidate.

At the Meeting on January 26, 2023, the company’s shareholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. Based on the results of the Meeting, our sponsor agreed to contribute into the trust account the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the company to complete its initial business combination. In connection with the approval of the Extension Amendment Proposal, 22,239,972 Class A ordinary shares were redeemed and 4,210,028 Class A ordinary shares were not redeemed. As a result, the aggregate monthly Contribution payable by the sponsor to us is $120,000.

On February 7, 2023, we issued the Extension Note, evidencing the Extension Loans. The Extension Loans are unsecured and non-interest bearing, and will be repayable by the company upon consummation of an initial business combination. If the company does not consummate an initial business combination by August 7, 2023, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

The underwriters are entitled to deferred underwriting commissions of $0.40 per Unit on the 23,000,000 Units issued and $0.60 on the 3,450,000 overallotment Units for a total of $11,270,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the company completes an initial business combination, subject to the terms of the underwriting agreement entered into in connection with the IPO. On March 1, 2023, the company entered into an amendment to the underwriting agreement, pursuant to which the underwriters have agreed to reduce the commission payable from $11,270,000 to $5,640,000 upon the closing of the initial business combination. Upon the closing of an initial business combination, the deferred fee will be paid to the underwriters as follows based on the percentage of redemptions of Class A ordinary shares by public shareholders: (1) 80% or more redemptions: $3,000,000 in cash and $2,640,000 in Class A ordinary shares (at $10 per share), (2) 70% or more, but less than 80% redemptions: $3,880,000 in cash and $1,760,000 in Class A ordinary shares (at $10 per share), (3) 60% or more, but less than 70% redemptions: $4,760,000 in cash and $880,000 in Class A ordinary shares (at $10 per share), and (4) less than 60% redemptions: $5,640,000 in cash and $0 in Class A ordinary shares.

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

Ordinary Shares Subject to Possible Redemption

The company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The company’s ordinary shares feature certain redemption rights that are considered to be outside of the company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 26,450,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the company’s balance sheets. On January 26, 2023, in connection with the Meeting, holders of 22,239,972 Class A ordinary shares exercised their right to redeem their shares. As a result, 4,210,028 Class A ordinary shares remain outstanding (excluding the converted founder shares).

Net Income (Loss) Per Ordinary Share

As of December 31, 2022, we had two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses were shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. On January 26, 2023, the holders of the company’s Class B ordinary shares, including our sponsor, converted all of the Class B ordinary shares into Class A ordinary shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. Management has identified a material weakness in internal controls related to the accounting for accruals. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding the accounting for accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position
Michael Stern	43	Director, Chairman and Chief Executive Officer
Benjamin Lerner	40	President
Matthew Vodola	42	Chief Financial Officer
Serena Rakhlin	41	General Counsel
Ana Kertesz	47	Director
Michael Lehmann	53	Director
Edmar Prado Lopes Neto	58	Director
Adrian Neuhauser	50	Director

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

Benjamin Lerner, President: Benjamin Lerner, our President, has nearly 17 years of experience in the financial services industry, with a specialization in investments in special situation equities, corporate bonds, distressed debt and emerging markets. Prior to joining Onyx Acquisition Co. I, Mr. Lerner was an analyst at Citadel, a multi-strategy hedge fund from October 2018 to June 2021, where his responsibilities included due diligence, structuring, origination analyzing and investing in opportunities across the capital structure globally in a range of industries, including real estate, building products, transportation, airlines, and metals and mining. Prior to Citadel, Mr. Lerner held roles at Contrarian Capital Management, a hedge fund based in Greenwich, Connecticut, from 2013 to 2018 as an assistant portfolio manager, as an analyst at Third Avenue Management, an asset management firm in New York from 2010 to 2013 and various roles with Morgan Stanley from 2005 to 2010. Mr. Lerner’s 16 years of financial services experience includes multiple billions of transaction value across a broad range of security types, including public equities, private equities, high yield bonds, leveraged loans and debtor-in-possession financings. Mr. Lerner graduated from Syracuse University with a bachelor’s degree in Finance and Marketing.

Matthew Vodola, Chief Financial Officer: Matthew Vodola, our Chief Financial Officer, has over 18 years of experience in the financial services industry, with a specialization in investments in high yield and distressed debt and emerging markets. Prior to joining Onyx Acquisition Co. I, Mr. Vodola was an analyst at Citadel, a multi-strategy hedge fund, from November 2018 until March 2021, where his responsibilities included due diligence, analyzing and investing in opportunities across the capital structure in multiple countries. Prior to joining Citadel in 2018, he was an Analyst at Brigade Capital, a credit investment manager focused on companies with leveraged balance sheets, based in New York, for nine years, focusing on investments in emerging market and U.S. companies in retail, restaurants, consumer package goods, and food and beverage, among others. Additionally, Mr. Vodola worked in capital markets roles at Deutsche Bank and Goldman Sachs, among other financial institutions. Throughout his career, Mr. Vodola has invested in corporate and sovereign debt in many different countries, across a number of industries, and parts of the capital structure. Mr. Vodola holds an M.A. in International Political Economy and Development from Fordham University and received a B.A. in Political Science & History, magna cum laude, from Drew University. Mr. Vodola also holds certifications in debt sustainability and financial programming from the International Monetary Fund.

Serena Rakhlin, General Counsel: Serena Rakhlin, our General Counsel, has nearly 16 years of business and legal experience across various sectors. For the past six years, Ms. Rakhlin has served as Managing Director and General Counsel for JDS Development Group. At JDS, Ms. Rakhlin oversees multiple corporate and legal functions within the organization and is responsible for due diligence, structuring, financing complex acquisitions and providing strategic advice related to billions of dollars of real estate development. Prior to joining JDS, she was responsible for the strategic growth of an international luxury brand by expanding the global footprint, including multiple emerging markets, through licensed deals, management agreements and strategic partnerships. Ms. Rakhlin was an attorney at the New York City office of Skadden, Arps, Slate, Meagher and Flom LLP, where she represented lenders, investors and private equity firms in connection with complex fund-raising, acquisition and development transactions and also advised on a number of prominent mergers and acquisitions. Ms. Rakhlin began her career as a consultant at PKF Consulting (today part of CBRE Group) where she provided underwriting, valuation and feasibility services for lenders and investors. Ms. Rakhlin earned her B.S. from Cornell University and her J.D. from Duke University School of Law and is admitted to practice law in the State of New York.

Ana Kertesz serves as a member of our board of directors. Ana Kertesz is the Chief Growth Officer of Amyris, Inc. (NASDAQ: AMRS), a leading synthetic biotechnology company in clean health and beauty leveraging digital innovation, machine learning and data science for its consumer brands and a top supplier of sustainable and natural ingredients, Ms. Kertesz joined Amyris in October 2021 and leads the execution of strategic executive processes, corporate strategy, M&A, portfolio management and is responsible for the operational management of the content and creative hub in New York. Prior to joining Amyris, Ana founded the entrepreneurship focused digital platform, HOWto.LIVEit, and from July 2016 to September 2018, Ms. Kertesz was an independent entrepreneur and investor. She served as the Executive Director of Peninsula Participações, an investment management company, from October 2013 to June 2016. From 2012 to 2016, Ms. Kertesz served as a board member of Instituto Verdescola, a not for profit focused on after school activities for children and skill development for young people and families in the north of Sao Paulo, Brazil. From August 1997 to May 2012, Ms. Kertesz served as a Vice President of Goldman Sachs, working on investment banking transactions focused on Latin American corporate clients, including mergers & acquisitions, equity and debt capital markets, corporate restructuring and commodities derivatives sales & structuring. Ms. Kertesz holds a bachelor’s degree in Business Administration and Management from Fundação Getulio Vargas and an MBA from Harvard Business School.

Michael Lehmann serves as a member of our board of directors. Michael Lehmann is the President of Aimia Inc., a holding company with a focus on long-term investments in public and private companies. He serves as a member of Aimia’s investment committee and a member of the Board of Directors. Mr. Lehmann also serves on the boards of several of Aimia’s portfolio companies, including PLM, Mittleman Investment Management, and Kognitiv. Mr. Lehmann has been involved in the investment business for more than twenty-five years, most recently as the Founder and Managing Member of LARC Capital Holdings LLC, a privately held partnership and owner of a diverse investment portfolio of businesses. Prior to launching LARC Capital in 2016, Mr. Lehmann was a Partner and Portfolio Manager at Third Avenue Management, LLC for 18 years, a highly respected SEC-registered Investment Advisor. Mr. Lehmann’s responsibilities grew to include Co-Manager of the Third Avenue Value Fund (TAVFX) - Third Avenue’s flagship investment product, Lead Manager of Third Avenue Separate Account business, Portfolio Manager of the Global Value Equity product, Co-Lead PM of Third Avenue Balanced Fund and Lead Manager of Third Avenue Variable Series Fund, where the Fund was awarded the Lipper Award for best 5-year track record and SOLIS Partners, where he was a Member of the Investment Committee. Earlier in his career, Mr. Lehmann was a Vice President of Gabelli Funds, Inc, an Investment Advisor to the Gabelli Mutual Funds and an Associate Portfolio Manager of private investment portfolios with Mario J. Gabelli. Mr. Lehmann has a Bachelor of Science degree with a primary concentration in Finance and a secondary concentration in Marketing from Fordham University.

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

Adrian Neuhauser serves as a member of our board of directors. Mr. Neuhauser was named President and CEO of Avianca in April of 2021, after having joined the company as CFO in 2019. In his initial role as CFO, Adrian led Avianca’s 2019 out-of-court restructuring, subsequently arranging and overseeing the Company’s successful Chapter 11 reorganization and emergence during the COVID pandemic. Prior to Avianca, Mr. Neuhauser worked for over 20 years at various investment banks -including Credit Suisse, Deutsche Bank, and Bank of America Merrill Lynch- where he developed extensive experience advising clients in the transportation sector, including airlines, aircraft lessors, railroads, and logistics companies. Between 2012 and 2014, Adrian served as President of Railex, a refrigerated unit train and third-party-logistics provider that was subsequently acquired by Union Pacific. He holds a dual degree in Economics and Business Administration from the Pontificia Universidad Católica in Santiago, Chile.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. The term of office of the first class of directors, consisting of Mr. Lehmann, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ms. Kertesz and Mr. Neto, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Mr. Neuhauser and Mr. Stern, will expire at our third annual general meeting. Incumbent directors have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy.

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

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Ana Kertesz, Michael Lehmann, Edmar Prado Lopes Neto and Adrian Neuhauser are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Lehmann, Neto and Kertesz serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Our board of directors has determined that each of Messrs. Lehmann, Neto and Kertesz are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Neto serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Neto qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Michael Stern	JDS Development Group (1)	Real Estate	Founder and CEO
	JDS Construction Group (1)	Construction	Manager
Serena Rakhlin	JDS Development Group (1)	Real Estate	General Counsel and Managing Director
Ana Kertesz	Amyris, Inc.	Biotechnology and Renewable Chemicals	Chief Growth Officer
	HOWtoLIVEit	Online Entrepreneurship Platform	Founder and CEO
Michael Lehmann	Aimia Inc.	Investment Firm	President
Edmar Prado Lopes Neto	Movida Participacoes	Transportation	Chief Financial Officer and Chief Investor Relations Officer
Adrian Neuhauser	Avianca Group International Ltd.	Transportation	CEO

(1)	Includes certain of its special purpose entities and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Certain of our executive officers are engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 7, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

ITEM 11. EXECUTIVE COMPENSATION

Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on November 2, 2021 and through the earlier of the consummation of our initial business combination and our liquidation, an affiliate of our sponsor has agreed to provide members of our management team with office space, secretarial and administrative services at no cost. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination. In October 2021, our sponsor transferred 30,000 Class B ordinary shares to independent directors Lehmann, Kertesz and Neto. In January 2023, Messrs. Lehman, Kertesz and Neto converted all of their Class B ordinary shares to Class A ordinary shares. After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 23, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,822,528 Class A ordinary shares (which includes 21,729 Class A ordinary shares that are underlying the Units outstanding after redemptions in connection with the Meeting and 6,612,500 Class A ordinary shares received by our sponsor and independent directors upon conversion of their founder shares) outstanding as of March 23, 2023. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B Ordinary Shares		Class A Ordinary Shares
Number of Beneficial Owners (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Onyx Acquisition Sponsor Co. LLC (our Sponsor) (3)	—	—	6,522,500	60.3%
Michael Stern (3)	—	—	6,522,500	60.3%
Benjamin Lerner (3)	—	—	6,522,500	60.3%
Matthew Vodola (3)	—	—	6,522,500	60.3%
Serena Rakhlin (4)	—	—	—	—
Ana Kertesz	—	—	30,000	*
Michael Lehmann	—	—	30,000	*
Edmar Prado-Lopes Neto	—	—	30,000	*
Adrian Neuhauser	—	—	—	—
All officers and directors as a group (eight individuals)	—	—	6,612,500	61.1%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (5)	—	—	1,500,000	13.9%
D.E. Shaw & Co, L.L.C.(6)	—	—	1,610,963	14.9%
Saba Capital Management, L.P. (7)	—	—	2,314,933	21.4%
VR Global Partners, L.P.(8)	—	—	1,500,000	13.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 104 5th Avenue, New York, New York 10011.

(2)	Interests shown consist of Class A ordinary shares received upon conversion of Class B ordinary shares.

(3)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by a board of managers which has voting and investment discretion with respect to such shares and consists of Mr. Stern, Mr. Lerner and Mr. Vodola. Accordingly, each of Messrs. Stern, Lerner and Vodola may be deemed to have or share beneficial ownership of the shares held directly by our sponsor.

(4)	Does not include any shares indirectly owned by this individual as a result of their membership interest in our sponsor.

(5)	The address of Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”), is 2020 Calamos Court, Naperville, Illinois 60563, based on a Schedule 13G filed on February 8, 2022 (the “Calamos 13G”). According to the Calamos 13G, Calamos is the direct owner of such Class A ordinary shares. The interests shown are as of December 31, 2021 based on the Calamos 13G.

(6)	The address of D.E. Shaw is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036, based on a Schedule 13G/A filed on February 14, 2023 (the “D.E. Shaw 13G/A”). The interests shown are as of December 31, 2022 based on the D.E. Shaw 13G/A.

(7)	The address of Saba Capital Management, L.P. is 405 Lexington Avenue, 58th Floor, New York, New York 10174, based on a Schedule 13G/A filed on February 14, 2023 (the “Saba 13G/A”). According to the Saba 13G/A, Saba Capital Management, L.P., a Delaware limited partnership (“Saba LP”), is the direct owner of such Class A ordinary shares. Saba Capital Management GP, LLC, a Delaware limited liability company, is the general partner of Saba LP and therefore has beneficial ownership of the Class A ordinary shares directly owned by Saba LP. Boaz R. Weinstein has beneficial ownership of the Class A ordinary shares directly owned by Saba LP. The interests shown are as of December 31, 2022 based on the Saba 13G/A.

(8)	The address of VR Global Partners, L.P. is c/o Intertrust (Cayman) Limited, One Nexus Way, Camana Bay, Grand Cayman, KY1-9005, Cayman Islands, based on a Schedule 13G filed on January 30, 2023 (the “VR 13G”). The interests shown are as of December 31, 2022 based on the VR 13G.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On February 19, 2021, our sponsor paid $25,000 to cover certain offering costs of the company in consideration for 10,062,500 founder shares. On July 2, 2021, our sponsor surrendered 4,312,500 Class B ordinary shares to the company for no consideration resulting in 5,750,000 Class B ordinary shares outstanding and held by our sponsor. In October 2021, our sponsor transferred 30,000 founder shares to each of the company’s independent directors. On November 2, 2021, the company issued an additional 862,500 Class B ordinary shares to the sponsor by way of the application of amounts standing to the credit of the share premium account of the company, resulting in there being an aggregate of 6,612,500 Class B ordinary shares outstanding. On January 26, 2023, the holders of the founder shares converted all of the founder shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

With certain limited exceptions, the Class A ordinary shares issued upon conversion of the founder shares will not be transferable or assignable by our sponsor until the earlier of: (A) one year after the completion of the initial business combination; or (B) subsequent to the initial business combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which the company completes a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Our sponsor and each member of our management team have agreed (i) to waive their redemption rights with respect to any shares held by it in connection with the completion of the company’s initial business combination, (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 7, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares and (iii) to waive its rights to liquidating distributions from the trust account with respect to their founder shares if the company fails to complete the initial business combination within the prescribed time frame.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled $82,400 and $73,645.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees during the year ended December 31, 2022 and for the period from February, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by Marcum for tax fees were $11,330 for the year ended December 31, 2022. We did not pay Marcum any tax fees for the period from February 2, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum any other fees during the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules: None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on January 27, 2023).

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

4.3	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

4.5	Description of Registrant’s Securities.*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.2	Registration and Shareholder Rights Agreement among the Company, our sponsor and certain shareholders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.3	Private Placement Warrants Purchase Agreement between the Company and our sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.4	Private Placement Warrants Purchase Agreement between the Company and BTIG, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.5	Letter Agreement among the Company, our sponsor and each of the officers and directors of the Company named therein (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.6	Promissory Note, dated July 27, 2021, issued to our sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

10.7	Securities Subscription Agreement, dated February 19, 2021, between the Company and our sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

10.8	Promissory Note, dated February 7, 2023, by and among the Company and our Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), filled with the SEC on February 7, 2023).

10.9	Amendment to Underwriting Agreement, dated March 1, 2023, by and between the Company, BTIG, I-Bankers Securities, Inc and, solely for the limited purposes set forth therein, Onyx Acquisition Sponsor Co. LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), with the SEC on March 3, 2023).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

* *	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Onyx Acquisition Co. I

/s/ Michael Stern
	Name:	Michael Stern
	Title:	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew Vodola
	Name:	Matthew Vodola
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Stern	Director, Chairman and Chief Executive Officer	March 31, 2023
Michael Stern

/s/ Matthew Vodola	Chief Financial Officer	March 31, 2023
Matthew Vodola	(Principal Accounting and Financial Officer)

/s/ Ana Soban Fernandes Kertesz	Director	March 31, 2023
Ana Soban Fernandes Kertesz

/s/ Michael Lehmann	Director	March 31, 2023
Michael Lehmann

/s/ Edmar Prado Lopes Neto	Director	March 31, 2023
Edmar Prado Lopes Neto

/s/ Adrian Neuhauser	Director	March 31, 2023
Adrian Neuhauser

ONYX ACQUISITION CO. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Onyx Acquisition Co. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Onyx Acquisition Co. I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until August 7, 2023 (extended from February 5, 2023, see Note 8) to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

March 31, 2023

ONYX ACQUISITION CO. I

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$377,526	$781,709
Prepaid expenses	400,400	474,867
Total current assets	777,926	1,256,576

Long-term prepaid expenses	—	391,603
Cash and marketable securities held in Trust Account	273,539,825	269,790,000
TOTAL ASSETS	$274,317,751	$271,438,179

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$1,419,410	$589,486
Total current liabilities	1,419,410	589,486

Deferred underwriting commissions	11,270,000	11,270,000
TOTAL LIABILITIES	12,689,410	11,859,486

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 26,450,000 shares at $10.34 and $10.20 redemption value at December 31, 2022 and 2021, respectively	273,539,825	269,790,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued and outstanding (excluding 26,450,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,612,500 shares issued and outstanding at December 31, 2022 and 2021	661	661
Additional paid-in capital	—	—
Accumulated deficit	(11,912,145)	(10,211,968)
TOTAL SHAREHOLDERS’ DEFICIT	(11,911,484)	(10,211,307)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$274,317,751	$271,438,179

The accompanying notes are an integral part of these financial statements.

ONYX ACQUISITION CO. I

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 2, 2021 (Inception) through December 31,
	2022	2021

Formation and operating costs	$1,700,177	$527,807
Loss from operations	(1,700,177)	(527,807)

Other income:
Interest earned on cash and marketable securities held in Trust Account	3,749,825	—
Total other income	3,749,825	—

Net income (loss)	$2,049,648	$(527,807)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,450,000	4,771,044
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$(0.05)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,612,500	5,913,766
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.05)

The accompanying notes are an integral part of these financial statements.

ONYX ACQUISITION CO. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 2, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary Shares to initial shareholder	—	—	6,612,500	661	24,339	—	25,000
Issuance of Private Placement warrants, net of offering costs	—	—	—	—	12,157,464	—	12,157,464
Fair value of Public warrants, net of offering costs	—	—	—	—	8,879,022	—	8,879,022
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(21,060,825)	(9,684,161)	(30,744,986)
Net loss	—	—	—	—	—	(527,807)	(527,807)
Balance as of December 31, 2021	—	—	6,612,500	661	—	(10,211,968)	(10,211,307)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,749,825)	(3,749,825)
Net income	—	—	—	—	—	2,049,648	2,049,648
Balance as of December 31, 2022	—	$—	6,612,500	$661	$—	$(11,912,145)	$(11,911,484)

The accompanying notes are an integral part of these financial statements.

ONYX ACQUISITION CO. I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from February 2, 2021 (Inception) through December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,049,648	$(527,807)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,749,825)	—
Formation costs paid by related party	—	3,880
Changes in operating assets and liabilities:
Prepaid assets	466,070	(866,470)
Accounts payable and accrued expenses	829,924	416,194
Net cash used in operating activities	(404,183)	(974,203)

Cash flows from investing activities:
Investments held in Trust Account	—	(269,790,000)
Net cash used in investing activities	—	(269,790,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriters’ discount	—	259,900,000
Proceeds from issuance of Private Placement Warrants	—	12,190,000
Payment of Promissory Note-related party	—	(104,208)
Payment of deferred offering costs	—	(439,880)
Net cash provided by financing activities	—	271,545,912

Net change in cash	(404,183)	781,709
Cash, beginning of the period	781,709	—
Cash, end of period	377,526	781,709

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount charged to additional paid-in capital	$—	$11,270,000
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$21,120
Offering costs paid under promissory note	$—	$104,208
Accretion of Class A ordinary shares subject to possible redemption	$3,749,825	$—

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2022 relates to the Company’s formation, initial public offering (“IPO”), which is described below, and the search for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will have only until August 7, 2023 to consummate an initial Business Combination (the “Combination Period”). If the Company fails to consummate an initial Business Combination during the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had cash of $377,526 in its operating bank account and working capital deficit of $641,484.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

However, the Company is within 12 months of its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or August 7, 2023, the date the Company is required to liquidate. On January 26, 2023, a meeting of the Company’s shareholders was held and approval was received to extend the date by which the Company has to consummate a business combination from February 5, 2023 to August 7, 2023 (see Note 8).

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $377,526 and $781,709 of cash as of December 31, 2022 and 2021, respectively, and no cash equivalents.

Investments Held in Trust Account

As of December 31, 2022 and 2021, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company classifies its securities as held-to-maturity because it has the ability and intent to hold until maturity.

The carrying value, gross unrealized holding loss and fair value of held-to-maturity securities on December 31, 2022 and 2021 are as follows:

		Carrying Value	Gross Unrealized Loss	Fair Value
December 31, 2022	Investments held in Trust Account	$273,539,825	$—	$273,539,825
December 31, 2021	Investments held in Trust Account	$269,790,000	$(39,000)	$269,751,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and December 31, 2021, the Company had not experienced losses on this account, and management believes the Company was not exposed to significant risks on such account.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to surrender by the Sponsor. The Company has two classes of stock, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,		For the Period from February 2, 2021 (Inception) through December 31,
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,639,718	$409,930	$(235,679)	$(292,128)
Denominator:
Basic and diluted weighted average shares outstanding	26,450,000	6,612,500	4,771,044	5,913,766
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.05)	$(0.05)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

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

The amount of Class A ordinary shares at December 31, 2022 and 2021 are reconciled in the following table:

Gross proceeds	$264,500,000
Less:
Proceeds allocated to Public Warrants	(9,472,665)
Class A ordinary shares issuance costs	(15,982,321)
Plus:
Re-measurement adjustment on redeemable ordinary shares	30,744,986
Class A ordinary shares subject to possible redemption, December 31, 2021	269,790,000
Accretion of Class A ordinary shares subject to possible redemption	3,749,825
Class A ordinary shares subject to possible redemption, December 31, 2022	$273,539,825

Recent Accounting Pronouncements

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued and outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding, excluding 26,450,000 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,612,500 Class B ordinary shares issued and outstanding.

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

At December 31, 2022 and 2021, the Company had 13,225,000 Public Warrants and 12,190,000 Private Placement Warrants outstanding.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 18, 2023, the Company issued a press release announcing that it is in advanced discussions with Helios Investment Partners about a potential business combination which would result in the creation of a new publicly listed energy transition infrastructure platform, Helios Energy Transition Infrastructure (“HETI”), focused on the development of natural gas and low-carbon energy infrastructure businesses and assets in Africa (the “Proposed Transaction”).

The Proposed Transaction is expected to be valued at an Enterprise Value of approximately $1 billion, and the Company is targeting completion of the merger in the second half of 2023. There is no binding agreement with respect to the Proposed Transaction, and negotiations remain subject to significant contingencies, including the completion of due diligence, the negotiation and execution of a mutually acceptable definitive agreement, confirmation and documentation of fully committed financing, and requisite shareholder approvals. There can be no assurances that the Company will successfully negotiate a definitive agreement, or that the Proposed Transaction will be consummated.

On January 26, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) at which the Company’s shareholders approved two proposals to amend the Company’s amended and restated memorandum and articles of association (the “Articles”). The first proposal would extend the date by which the Company has to consummate a business combination from February 5, 2023 to August 7, 2023 (the “Extension Amendment Proposal”). The second proposal would remove the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The Extension Amendment Proposal and Redemption Limitation Amendment Proposal are described in more detail in the definitive proxy statement of the Company, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 8, 2022 (the “Proxy Statement”), as supplemented to date.

On January 26, 2023, based on the results of the Meeting, the holders of the Company’s outstanding Class B ordinary shares (the “founder shares”) converted all of the founder shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

In connection with the Meeting, holders of 22,239,972 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of $230,611,860. As a result, such amount was removed from the Trust Account on February 1, 2023 to pay the redeeming holders and 4,210,028 Class A ordinary shares remain outstanding (excluding 6,612,500 Class B ordinary shares (the “founder shares”) converted into Class A ordinary shares on January 26, 2023, which do not entitle their holders to any monies held in the Trust Account as a result of their ownership). The remaining amount in the Trust Account immediately following the redemption payments was $42,927,964.

The Sponsor agreed to contribute (each such contribution, a “Contribution”) into the trust account of the Company, and such trust account, the “Trust Account”) the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the extraordinary general meeting of shareholders of the Company held January 26, 2023 (the “Meeting”) for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the Company to complete its initial business combination.

Accordingly, on February 7, 2023, the Company issued a non-interest bearing, unsecured promissory note in an aggregate principal amount of up to $720,000 (the “Promissory Note”) to the Sponsor and the Sponsor deposited an initial principal amount of $120,000 into the Trust Account on February 7, 2023, and an additional $120,000 on March 7, 2023. Amounts drawn down under the Promissory Note will be repayable by the Company upon consummation of an initial business combination. If the Company does not consummate an initial business combination by August 7, 2023, the Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On March 1, 2023, the Company entered into an amendment to the underwriting agreement relating to its IPO where the underwriters have agreed to reduce the commission payable from $11,270,000 to $5,640,000 upon the closing of the proposed business combination. Upon the Closing, the deferred fee will be paid to the underwriters as follows based on the percentage of redemptions of Class A Ordinary Shares by public shareholders: (1) 80% or more redemptions: $3,000,000 in cash and $2,640,000 in Class A Ordinary Shares (at $10 per share), (2) 70% or more, but less than 80% redemptions: $3,880,000 in cash and $1,760,000 in Class A Ordinary Shares (at $10 per share), (3) 60% or more, but less than 70% redemptions: $4,760,000 in cash and $880,000 in Class A Ordinary Shares (at $10 per share), and (4) less than 60% redemptions: $5,640,000 in cash and $0 in Class A Ordinary Shares.