Form 10-Q
period 2023-06-30
Onyx Acquisition Co. I
filed 2023-08-14
CIK 1849548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, 8,605,160 Class A ordinary shares and no Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) issued and outstanding.

ONYX ACQUISITION CO. I
Form 10-Q For the Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ONYX ACQUISITION CO. I

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$150,604	$377,526
Prepaid expenses	191,121	400,400
Total Current Assets	341,725	777,926

Cash and marketable securities held in Trust Account	45,364,642	273,539,825
TOTAL ASSETS	$45,706,367	$274,317,751

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$2,255,352	$1,419,410
Promissory note - related party	685,000	—
Total Current Liabilities	2,940,352	1,419,410

Deferred underwriting commissions	11,270,000	11,270,000
TOTAL LIABILITIES	14,210,352	12,689,410

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 4,210,028 and 26,450,000 shares at $10.78 and $10.34 redemption value at June 30, 2023 and December 31, 2022, respectively	45,364,642	273,539,825

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,612,500 and 0 shares issued and outstanding (excluding 4,210,028 and 26,450,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares (non-redeemable), $0.0001 par value; 50,000,000 shares authorized; 6,612,500 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	661	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 6,612,500 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	661
Additional paid-in capital	—	—
Accumulated deficit	(13,869,288)	(11,912,145)
TOTAL SHAREHOLDERS’ DEFICIT	(13,868,627)	(11,911,484)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$45,706,367	$274,317,751

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$316,307	$200,385	$1,357,143	$271,032
Loss from operations	(316,307)	(200,385)	(1,357,143)	(271,032)

Other income:
Interest earned on cash and marketable securities held in Trust Account	544,386	103,435	1,843,452	130,339
Unrealized gain on marketable securities	(39,651)	—	(6,775)	—
Total other income, net	504,735	103,435	1,836,677	130,339

Net income (loss)	$188,428	$(96,950)	$479,534	$(140,693)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	4,210,028	26,450,000	7,404,720	26,450,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.02	$(0.00)	$0.03	$(0.00)
Basic and diluted weighted average shares outstanding, Class A ordinary shares (non-redeemable)	6,612,500	—	5,662,638	—
Basic and diluted net income per share, Class A ordinary shares (non-redeemable)	$0.02	$—	$0.03	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	—	6,612,500	949,862	6,612,500
Basic and diluted net income (loss) per share, Class B ordinary shares	$—	$(0.00)	$0.03	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares (non-redeemable)		Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	6,612,500	$661	$—	$(11,912,145)	$(11,911,484)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(1,571,942)	(1,571,942)
Conversion of Class B shares to Class A shares	6,612,500	661	—	—	(6,612,500)	(661)	—	—	—
Net income	—	—	—	—	—	—	—	291,106	291,106
Balance as of March 31, 2023	6,612,500	661	—	—	—	—	—	(13,192,981)	(13,192,320)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(864,735)	(864,735)
Net income	—	—	—	—	—	—	—	188,428	188,428
Balance as of June 30, 2023	6,612,500	$661	—	$—	—	$—	$—	$(13,869,288)	$(13,868,627)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,612,500	$661	$—	$(10,211,968)	$(10,211,307)
Net loss	—	—	—	—	—	(43,743)	(43,743)
Balance as of March 31, 2022	—	—	6,612,500	661	—	(10,255,711)	(10,255,050)
Net loss	—	—	—	—	—	(96,950)	(96,950)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(130,339)	(130,339)
Balance as of June 30, 2022	—	$—	6,612,500	$661	$—	$(10,483,000)	$(10,482,339)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$479,534	$(140,693)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,843,452)	(130,339)
Unrealized gain on marketable securities	6,775	—
Changes in operating assets and liabilities:
Prepaid expenses	209,279	201,692
Accounts payable and accrued expenses	835,942	(199,429)
Net cash flows used in operating activities	(311,922)	(268,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	230,611,860	—
Payments made for investments held in Trust Account	(600,000)	—
Net cash flows provided by investing activities	230,011,860	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable-related party	685,000	—
Redemption of ordinary shares	(230,611,860)	—
Net cash flows used in financing activities	(229,926,860)	—

Net Change in Cash	(226,922)	(268,769)
Cash – Beginning of period	377,526	781,709
Cash – End of period	$150,604	$512,940

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$2,436,677	$130,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2023 relates to the Company’s formation, initial public offering (“IPO”), which is described below, and the search for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will have only until February 7, 2024 to consummate an initial Business Combination (the “Combination Period”), as noted per the extension on July 21, 2023. If the Company fails to consummate an initial Business Combination during the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

On July 21, 2023, the Company held an extraordinary general meeting of shareholders (the “July Meeting”) at which the Company’s shareholders approved a proposal to amend the Articles. The proposal amended the date by which the Company has to consummate a business combination from August 7, 2023 to February 7, 2024.

In connection with the July Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $23.8 million. As a result, approximately $23,802,065 was removed from the Trust Account to pay such holders and 2,011,826 Class A ordinary shares and 6,612,500 converted founder shares remain outstanding for a total of 8,624,326 Class A ordinary shares outstanding.

The Sponsor and each member of the Company’s management team have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below), (ii) waive their redemption rights with respect to their Founder Shares and any Class A ordinary shares in connection with a shareholder vote to approve an amendment to the Company’s Articles (A) that would modify the substance or timing of the Company’s obligation to provide Public Shareholders the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of Public Shareholders and, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame), and (iv) vote any Founder Shares held by them and any Public Shares purchased after the IPO (including in the open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2023, the Company had cash of $150,604 in its operating bank account and working capital deficit of $2,598,627.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

However, the Company is within 12 months of its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or February 7, 2024, the date the Company is required to liquidate. On January 26, 2023, a meeting of the Company’s shareholders was held and approval was received to extend the date by which the Company has to consummate a business combination from February 5, 2023 to August 7, 2023. On July 21, 2023, a meeting of the Company’s shareholders was held and approval was received to extend the date by which the Company has to consummate a business combination from August 7, 2023 to February 7, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the initial audited financial statements and notes thereto as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $150,604 and $377,526 of cash as of June 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company classifies its securities as held-to-maturity because it has the ability and intent to hold until maturity.

The carrying value, gross unrealized holding loss and fair value of held-to-maturity securities on June 30, 2023 and December 31, 2022 are as follows:

		Carrying Value	Gross Unrealized Loss	Fair Value
June 30, 2023	Investments held in Trust Account	$45,364,642	$—	$45,364,642
December 31, 2022	Investments held in Trust Account	$273,539,825	$—	$273,539,825

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account, and management believes the Company was not exposed to significant risks on such account.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to surrender by the Sponsor. The Company has two classes of stock, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2023			2022		2023			2022
	Redeemable Class A	Non-Redeemable Class A	Class B	Redeemable Class A	Class B	Redeemable Class A	Non-Redeemable Class A	Class B	Redeemable Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - basic and diluted	$73,300	$115,128	$—	$(77,560)	$(19,390)	$253,318	$193,721	$32,495	$(112,554)	$(28,139)
Denominator:
Basic and diluted weighted average common stock outstanding	4,210,028	6,612,500	—	26,450,000	6,612,500	7,404,720	5,662,638	949,862	26,450,000	6,612,500
Basic and diluted net income (loss) per common stock	$0.02	$0.02	$—	$(0.00)	$(0.00)	$0.03	$0.03	$0.03	$(0.00)	$(0.00)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Ordinary Shares Subject to Possible Redemption

All of the 26,450,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Articles. In accordance with the SEC’s and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

In connection with the Meeting, holders of 22,239,972 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of $230,611,860. Accordingly, 4,210,028 and 26,450,000 Class A common stock subject to possible redemption at $10.78 and $10.34 redemption value as of June 30, 2023 and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

The amount of Class A ordinary shares at June 30, 2023 is reconciled in the following table:

Class A ordinary shares subject to possible redemption, January 1, 2023	$273,539,825
Less:
Redemptions	(230,611,860)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,571,942
Class A ordinary shares subject to possible redemption, March 31, 2023	$44,499,907
Plus:
Accretion of Class A ordinary shares subject to possible redemption	864,735
Class A ordinary shares subject to possible redemption, June 30, 2023	$45,364,642

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

On February 7, 2023, the Company issued a non-interest bearing, unsecured promissory note in an aggregate principal amount of up to $720,000 (the “Promissory Note”) to the Sponsor and the Sponsor deposited an initial principal amount of $120,000 into the Trust Account on February 7, 2023, and an additional $120,000 on March 7, 2023. Amounts drawn down under the Promissory Note will be repayable by the Company upon consummation of an initial business combination. If the Company does not consummate an initial business combination by February 7, 2024, the Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2023, the Company has $685,000 outstanding balance under this promissory note.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

Class A ordinary shares (redeemable)— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there no Class A ordinary shares issued and outstanding, excluding 4,210,028 and 26,450,000 shares subject to possible redemption, respectively.

Class A ordinary shares (non-redeemable)— On January 26, 2023, the holders of the Company’s outstanding founder shares converted all of the founder shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares. The Company is authorized to issue 50,000,000 Class A non-redeemable ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 6,612,500 and 0 Class A non-redeemable ordinary shares issued and outstanding, respectively.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 0 and 6,612,500 Class B ordinary shares issued and outstanding, respectively.

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

At June 30, 2023 and December 31, 2022, the Company had 13,225,000 Public Warrants and 12,190,000 Private Placement Warrants outstanding.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 21, 2023, the Company held the July Meeting at which the Company’s shareholders approved a proposal to amend the Company’s Articles. The proposal amended the date by which the Company has to consummate a business combination from August 7, 2023 to February 7, 2024.

In connection with the July Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $23.8 million. As a result, approximately $23,802,065 will be removed from the Trust Account to pay such holders and 2,011,826 Class A ordinary shares and 6,612,500 converted founder shares remain outstanding for a total of 8,624,326 Class A ordinary shares outstanding.

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

If we are unable to consummate an initial Business Combination by February 7, 2024 (the “Combination Period”), then we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

At the extraordinary general meeting of shareholders held on January 26, 2023 (the “Meeting”), the company’s shareholders approved proposals to amend the company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date by which the Company has to consummate a business combination from February 5, 2023 to August 7, 2023 and remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the company’s net tangible assets to be less than $5,000,001. Based on the results of the Meeting, our Sponsor agreed to contribute into the trust account the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the company to complete its initial business combination (each such payment, a “Contribution”). In connection with the extraordinary general meeting, 22,239,972 Class A ordinary shares were redeemed and 4,210,028 Class A ordinary shares were not redeemed. As a result, the aggregate monthly Contribution payable by the Sponsor to us was $120,000.

On January 26, 2023, in connection with the Meeting, the holders of the company’s founder shares converted all of their Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

On February 7, 2023, we issued a promissory note in the principal amount of up to $720,000 to our Sponsor (the “Extension Note”), with respect to the Contributions (the “Extension Loans”). The Extension Loans are unsecured and non-interest bearing and will be repayable by the company upon consummation of an initial business combination. If the company does not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Sponsor does not currently intend to make Contributions in excess of the $720,000 limit on the Extension Note. Accordingly, the final Contribution was made on July 7, 2023.

On July 21, 2023, the company held an extraordinary general meeting of shareholders (the “July Meeting”) at which the company’s shareholders approved a proposal to amend the company’s Articles. The proposal amended the date by which the company has to consummate a business combination from August 7, 2023 to February 7, 2024.

In connection with the July Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $23.8 million. As a result, approximately $23,802,065 will be removed from the Trust Account to pay such holders and 2,011,826 Class A ordinary shares and 6,612,500 converted founder shares remain outstanding for a total of 8,624,326 Class A ordinary shares outstanding.

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

Results of Operations

As of June 30, 2023, we have not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2023, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the Trust Account.

For the three months ended June 30, 2023, we had a net income of $188,428, which consisted of interest earned on cash and marketable securities held in the Trust Account of $544,386, offset by formation and operating costs of $316,307 and unearned loss on marketable securities of $39,651.

For the six months ended June 30, 2023, we had a net income of $479,534, which consisted of interest earned on cash and marketable securities held in the Trust Account of $1,843,452, offset by formation and operating costs of $1,357,143 and unearned loss on marketable securities of $6,775.

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

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2023, cash used in operating activities was $311,922. Net income of $479,534 was affected by interest earned on marketable securities held in the Trust Account of $1,843,452 and unearned loss on marketable securities of $6,775. Changes in operating assets and liabilities provided $1,045,221 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $268,769. Net loss of $140,693 was affected by interest earned on marketable securities held in the Trust Account of $130,339. Changes in operating assets and liabilities provided $2,263 of cash for operating activities.

As of June 30, 2023, we had cash outside our Trust Account of $150,604, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination.

As a result of the Meeting and the July Meeting, the remaining amount in the trust account immediately following the redemption payments was $21,783,990.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the company Working Capital Loans (as defined below). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

At the extraordinary general meeting of shareholders held on January 26, 2023, the company’s shareholders approved proposals to amend the company’s Articles to extend the date by which the Company has to consummate a business combination from February 5, 2023 to August 7, 2023 and remove the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. Based on the results of the Meeting, our Sponsor agreed to contribute into the trust account the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the company to complete its initial business combination. In connection with the extraordinary general meeting, 22,239,972 Class A ordinary shares were redeemed and 4,210,028 Class A ordinary shares were not redeemed. As a result, the aggregate monthly Contribution payable by the Sponsor to us was $120,000.

On February 7, 2023, we issued the Extension Note, evidencing the Extension Loans. The Extension Loans are unsecured and non-interest bearing and will be repayable by the company upon consummation of an initial business combination. If the company does not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Sponsor does not currently intend to make Contributions in excess of the $720,000 limit on the Extension Note. Accordingly, the final Contribution was made on July 7, 2023.

On July 21, 2023, the Company held the July Meeting at which the Company’s shareholders approved a proposal to amend the Company’s Articles. The proposal amended the date by which the Company has to consummate a business combination from August 7, 2023 to February 7, 2024.

In connection with the July Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $23.8 million. As a result, approximately $23,802,065 will be removed from the Trust Account to pay such holders and 2,011,826 Class A ordinary shares and 6,612,500 converted founder shares remain outstanding for a total of 8,624,326 Class A ordinary shares outstanding.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023.

Contractual Obligations

As of June 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 4,210,028 and 26,450,000, respectively, shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Income (Loss) Per Ordinary Share

As of June 30, 2023, we had two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses were shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the period ended June 30, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. On January 26, 2023, the holders of the company’s Class B ordinary shares, including our sponsor, converted all of the Class B ordinary shares into Class A ordinary shares.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, outside of the disclosed below, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective. Management previously identified a material weakness in internal controls related to the accounting for accruals that has not yet been remediated. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding the accounting for accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2023, and our Annual Report on Form 10-K, filed with the SEC on March 31, 2023. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on January 27, 2023).
3.3	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on July 24, 2023).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2023.

ONYX ACQUISITION CO. I

Date: August 14, 2023	By:	/s/ Michael Stern
	Name:	Michael Stern
	Title:	Director, Chairman and Chief Executive Officer