Form 10-Q
period 2023-09-30
Onyx Acquisition Co. I
filed 2023-11-20
CIK 1849548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, 8,624,326 Class A ordinary shares and no Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) issued and outstanding.

ONYX ACQUISITION CO. I
Form 10-Q For the Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ONYX ACQUISITION CO. I

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$49,663	$377,526
Prepaid expenses	58,327	400,400
Total Current Assets	107,990	777,926

Cash and marketable securities held in Trust Account	22,062,003	273,539,825
TOTAL ASSETS	$22,169,993	$274,317,751

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$2,309,764	$1,419,410
Promissory note - related party	785,000	—
Total Current Liabilities	3,094,764	1,419,410

Deferred underwriting commissions	11,270,000	11,270,000
TOTAL LIABILITIES	14,364,764	12,689,410

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 2,011,826 and 26,450,000 shares at $10.97 and $10.34 redemption value at September 30, 2023 and December 31, 2022, respectively	22,062,003	273,539,825

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,612,500 and 0 shares issued and outstanding (excluding 2,011,826 and 26,450,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares (non-redeemable), $0.0001 par value; 50,000,000 shares authorized; 6,612,500 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	661	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 6,612,500 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	661
Additional paid-in capital	—	—
Accumulated deficit	(14,257,435)	(11,912,145)
TOTAL SHAREHOLDERS’ DEFICIT	(14,256,774)	(11,911,484)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$22,169,993	$274,317,751

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Formation and operating costs	$268,147	$236,088	$1,625,290	$507,120
Loss from operations	(268,147)	(236,088)	(1,625,290)	(507,120)

Other income:
Interest earned on cash and marketable securities held in Trust Account	372,697	1,308,366	2,216,149	1,438,705
Unrealized gain (loss) on marketable securities	6,729	—	(46)	—
Total other income, net	379,426	1,308,366	2,216,103	1,438,705

Net income	$111,279	$1,072,278	$590,813	$931,585

Basic and diluted weighted average shares outstanding, Class A ordinary shares	5,631,427	26,450,000	5,804,739	26,450,000
Basic and diluted net income per share, Class A ordinary shares	$0.01	$0.03	$0.05	$0.03
Basic and diluted weighted average shares outstanding, Class A ordinary shares (non-redeemable)	6,612,500	—	5,982,738	—
Basic and diluted net income per share, Class A ordinary shares (non-redeemable)	$0.01	$—	$0.05	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	—	6,612,500	629,762	6,612,500
Basic and diluted net income per share, Class B ordinary shares	$—	$0.03	$0.05	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares (non-redeemable)		Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	6,612,500	$661	$—	$(11,912,145)	$(11,911,484)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(1,571,942)	(1,571,942)
Conversion of Class B shares to Class A shares	6,612,500	661	—	—	(6,612,500)	(661)	—	—	—
Net income	—	—	—	—	—	—	—	291,106	291,106
Balance as of March 31, 2023	6,612,500	661	—	—	—	—	—	(13,192,981)	(13,192,320)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(864,735)	(864,735)
Net income	—	—	—	—	—	—	—	188,428	188,428
Balance as of June 30, 2023	6,612,500	661	—	—	—	—	—	(13,869,288)	(13,868,627)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(499,426)	(499,426)
Net income	—	—	—	—	—	—	—	111,279	111,279
Balance as of September 30, 2023	6,612,500	$661	—	$—	—	$—	$—	$(14,257,435)	$(14,256,774)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	6,612,500	$661	$—	$(10,211,968)	$(10,211,307)
Net loss	—	—	—	—	—	(43,743)	(43,743)
Balance as of March 31, 2022	—	—	6,612,500	661	—	(10,255,711)	(10,255,050)
Net loss	—	—	—	—	—	(96,950)	(96,950)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(130,339)	(130,339)
Balance as of June 30, 2022	—	—	6,612,500	661	—	(10,483,000)	(10,482,339)
Net income	—	—	—	—	—	1,072,278	1,072,278
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,308,366)	(1,308,366)
Balance as of September 30, 2022	—	$—	6,612,500	$661	$—	$(10,719,088)	$(10,718,427)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$590,813	$931,585
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,216,149)	(1,438,705)
Unrealized loss on marketable securities	46	—
Changes in operating assets and liabilities:
Prepaid expenses	342,073	340,300
Accounts payable and accrued expenses	890,354	(148,800)
Net cash flows used in operating activities	(392,863)	(315,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	254,413,925	—
Purchases of investments held in Trust Account	(720,000)	—
Net cash flows provided by investing activities	253,693,925	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable-related party	785,000	—
Redemption of ordinary shares	(254,413,925)	—
Net cash flows used in financing activities	(253,628,925)	—

Net Change in Cash	(327,863)	(315,620)
Cash – Beginning of period	377,526	781,709
Cash – End of period	$49,663	$466,089

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$2,936,103	$1,438,705

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2023 relates to the Company’s formation, initial public offering (“IPO”), which is described below, and the search for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Proposed Transaction is expected to be valued at an Enterprise Value of approximately $1 billion, and the Company is targeting completion of the merger in the first half of 2024. There is no binding agreement with respect to the Proposed Transaction, and negotiations remain subject to significant contingencies, including the completion of due diligence, the negotiation and execution of a mutually acceptable definitive agreement, confirmation and documentation of fully committed financing, and requisite shareholder approvals. There can be no assurances that the Company will successfully negotiate a definitive agreement, or that the Proposed Transaction will be consummated.

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

On January 26, 2023, the Company held an extraordinary general meeting of shareholders (the “January Meeting”) at which the Company’s shareholders approved two proposals to amend the Company’s amended and restated memorandum and articles of association (the “Articles”). The first proposal would extend the date by which the Company has to consummate a business combination from February 5, 2023 to August 7, 2023 (the “Extension Amendment Proposal”). The second proposal would remove the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The Extension Amendment Proposal and Redemption Limitation Amendment Proposal are described in more detail in the definitive proxy statement of the Company, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 8, 2022 (the “Proxy Statement”), as supplemented to date.

On January 26, 2023, based on the results of the January Meeting, the holders of the Company’s outstanding Class B ordinary shares (the “founder shares”) converted all of the founder shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

In connection with the January Meeting, holders of 22,239,972 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of $230,611,860. As a result, such amount was removed from the Trust Account on February 1, 2023 to pay the redeeming holders and 4,210,028 Class A ordinary shares remain outstanding (excluding 6,612,500 Class B ordinary shares (the “founder shares”) converted into Class A ordinary shares on January 26, 2023, which do not entitle their holders to any monies held in the Trust Account as a result of their ownership). The remaining amount in the Trust Account immediately following the redemption payments was $42,927,964.

The Sponsor agreed to contribute (each such contribution, a “Contribution”) into the trust account of the Company(such trust account, the “Trust Account”) the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the extraordinary general meeting of shareholders of the Company held January 26, 2023 (the “Meeting”) for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the Company to complete its initial Business Combination.

On July 21, 2023, the Company held an extraordinary general meeting of shareholders (the “July Meeting”) at which the Company’s shareholders approved a proposal to amend the Articles. The proposal amended the date by which the Company has to consummate a business combination from August 7, 2023 to February 7, 2024.

In connection with the July Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $23,802,065. As a result, such amount was removed from the Trust Account to pay such holders and 2,011,826 Class A ordinary shares and 6,612,500 converted founder shares remain outstanding for a total of 8,624,326 Class A ordinary shares outstanding.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2023, the Company had cash of $49,663 in its operating bank account and working capital deficit of $2,986,774.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the initial audited financial statements and notes thereto as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $49,663 and $377,526 of cash as of September 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company classifies its securities as held-to-maturity because it has the ability and intent to hold until maturity.

The carrying value, gross unrealized holding loss and fair value of held-to-maturity securities on September 30, 2023 and December 31, 2022 are as follows:

		Carrying Value	Gross Unrealized Loss	Fair Value
September 30, 2023	Investments held in Trust Account	$22,062,003	$—	$22,062,003
December 31, 2022	Investments held in Trust Account	$273,539,825	$—	$273,539,825

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account, and management believes the Company was not exposed to significant risks on such account.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to surrender by the Sponsor. The Company has two classes of stock, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2023			2022		2023			2022
	Redeemable Class A	Non-Redeemable Class A	Class B	Redeemable Class A	Class B	Redeemable Class A	Non-Redeemable Class A	Class B	Redeemable Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - basic and diluted	$51,181	$60,098	$—	$857,822	$214,456	$276,190	$284,659	$29,964	$745,268	$186,317
Denominator:
Basic and diluted weighted average common stock outstanding	5,631,427	6,612,500	—	26,450,000	6,612,500	5,804,739	5,982,738	629,762	26,450,000	6,612,500
Basic and diluted net income per common stock	$0.01	$0.01	$—	$0.03	$0.03	$0.05	$0.05	$0.05	$0.03	$0.03

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

In connection with the January Meeting, holders of 22,239,972 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of $230,611,860. In connection with the July Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of $23,802,065. Accordingly, 2,011,826 and 26,450,000 Class A common stock subject to possible redemption at $10.97 and $10.34 redemption value as of September 30, 2023 and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

The amount of Class A ordinary shares at September 30, 2023 is reconciled in the following table:

Class A ordinary shares subject to possible redemption, January 1, 2023	$273,539,825
Less:
Redemptions	(254,413,925)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,936,103
Class A ordinary shares subject to possible redemption, September 30, 2023	$22,062,003

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

On February 7, 2023, the Company issued the a non-interest bearing, unsecured promissory note in an aggregate principal amount of up to $720,000 to the Sponsor (the “Extension Note”) and the Sponsor deposited monthly principal amounts of $120,000 into the Trust Account from February 7, 2023 through August 2023. On November 3, 2023, the Company amended and restated the Extension Note (hereinafter, the “Restated Note”) increasing the aggregate principal amount to $1,470,000 (see Note 8). Amounts drawn down under the Restated Note will be repayable by the Company upon consummation of an initial business combination. If the Company does not consummate an initial business combination by February 7, 2024, the Restated Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2023, the Company has an outstanding balance of $785,000 under the Restated Note.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued and outstanding.

Class A ordinary shares (redeemable)— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there no Class A ordinary shares issued and outstanding, excluding 2,011,826 and 26,450,000 shares subject to possible redemption, respectively.

Class A ordinary shares (non-redeemable)— On January 26, 2023, the holders of the Company’s outstanding founder shares converted all of the founder shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares. The Company is authorized to issue 50,000,000 Class A non-redeemable ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 6,612,500 and 0 Class A non-redeemable ordinary shares issued and outstanding, respectively.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 0 and 6,612,500 Class B ordinary shares issued and outstanding, respectively.

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

At September 30, 2023 and December 31, 2022, the Company had 13,225,000 Public Warrants and 12,190,000 Private Placement Warrants outstanding.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Nasdaq Non-Compliance

On October 24, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, since the Company’s Form 10-Q for the period ended June 30, 2023 reported total holders below the round lot holder requirement under Nasdaq Listing Rule 5450(a)(2), the Company no longer complies with Nasdaq’s Listing Rules. The Notice does not impact the listing of the Company’s Class A ordinary shares on the Nasdaq Global Market at this time.

Promissory Note — Related Party

As described in Note 5, on November 3, 2023, the Company issued the Restated Note in an aggregate principal amount of up to $1,470,000 to Onyx Acquisition Sponsor Co. LLC.

The Restated Note amends, restates, replaces and supersedes the Extension Note executed by the Company in favor of the Sponsor. The Restated Note may be drawn down by the Company from time to time prior to the consummation of the Company’s initial merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation the Business Combination and is subject to customary events of default. The Restated Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account.

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

At the extraordinary general meeting of shareholders held on January 26, 2023 (the “January Meeting”), the company’s shareholders approved proposals to amend the company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date by which the Company has to consummate a business combination from February 5, 2023 to August 7, 2023 and remove the limitation that the company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the company’s net tangible assets to be less than $5,000,001. Based on the results of the January Meeting, our Sponsor agreed to contribute into the trust account the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the company to complete its initial business combination (each such payment, a “Contribution”). In connection with the January Meeting, 22,239,972 Class A ordinary shares were redeemed and 4,210,028 Class A ordinary shares were not redeemed. As a result, the aggregate monthly Contribution payable by the Sponsor to us was $120,000.

On January 26, 2023, in connection with the January Meeting, the holders of the company’s founder shares converted all of their Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

On February 7, 2023, we issued a promissory note in the principal amount of up to $720,000 to our Sponsor (the “Extension Note”), with respect to the Contributions (the “Extension Loans”). The Extension Loans are unsecured and non-interest bearing and will be repayable by the company upon consummation of an initial business combination. If the company does not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. On November 3, 2023, we amended and restated the Extension Note (hereinafter, the “Restated Note”) increasing the aggregate principal amount to $1,470,000. For the nine months ended September 30, 2023, we purchased an aggregate of $720,000 in investments in the Trust Account from the monthly extension Contributions.

On July 21, 2023, the company held an extraordinary general meeting of shareholders (the “July Meeting”) at which the company’s shareholders approved a proposal to amend the company’s Articles. The proposal amended the date by which the company has to consummate a business combination from August 7, 2023 to February 7, 2024.

In connection with the July Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of $23,802,065. As a result, such amount was removed from the Trust Account to pay such holders and 2,011,826 Class A ordinary shares and 6,612,500 converted founder shares remain outstanding for a total of 8,624,326 Class A ordinary shares outstanding.

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

Results of Operations

As of September 30, 2023, we have not commenced any operations. All activity for the period from February 2, 2021 (inception) through September 30, 2023, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the Trust Account.

For the three months ended September 30, 2023, we had a net income of $111,279, which consisted of interest earned on cash and marketable securities held in the Trust Account of $372,697 and an unearned gain on marketable securities of $6,729, offset by formation and operating costs of $268,147.

For the nine months ended September 30, 2023, we had a net income of $590,813, which consisted of interest earned on cash and marketable securities held in the Trust Account of $2,216,149, offset by formation and operating costs of $1,625,290 and an unrealized loss on marketable securities of $46.

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

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2023, net cash used in operating activities was $392,863. Net income of $590,813 was affected by interest earned on marketable securities held in the Trust Account of $2,216,149 and an unrealized loss on marketable securities of $46. Changes in operating assets and liabilities provided $1,232,427 in cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $315,620. Net income of $931,585 was affected by interest earned on marketable securities held in the Trust Account of $1,438,705. Changes in operating assets and liabilities provided $191,500 in cash for operating activities.

As of September 30, 2023, we had cash outside our Trust Account of $49,663, available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the company Working Capital Loans (as defined below). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

At the January Meeting the company’s shareholders approved proposals to amend the company’s Articles to extend the date by which the Company has to consummate a business combination from February 5, 2023 to August 7, 2023 and remove the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. Based on the results of the January Meeting, our Sponsor agreed to contribute into the trust account the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the January Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the company to complete its initial business combination. In connection with the extraordinary general meeting, 22,239,972 Class A ordinary shares were redeemed and 4,210,028 Class A ordinary shares were not redeemed. As a result, the aggregate monthly Contribution payable by the Sponsor to us was $120,000.

On February 7, 2023, we issued the Extension Note, evidencing the Extension Loans. The Extension Loans are unsecured and non-interest bearing and will be repayable by the company upon consummation of an initial business combination. If the company does not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. On November 3, 2023, we issued the Restated Note, increasing the aggregate principal amount to $1,470,000. For the nine months ended September 30, 2023, we purchased an aggregate of $720,000 in investments in the Trust Account from the monthly extension Contributions.

On July 21, 2023, the Company held the July Meeting at which the Company’s shareholders approved a proposal to amend the Company’s Articles. The proposal amended the date by which the Company has to consummate a business combination from August 7, 2023 to February 7, 2024.

In connection with the July Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of $23,802,065. As a result, such amount was removed from the Trust Account to pay such holders and 2,011,826 Class A ordinary shares and 6,612,500 converted founder shares remain outstanding for a total of 8,624,326 Class A ordinary shares outstanding.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023.

Contractual Obligations

As of September 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary share (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 2,011,826 and 26,450,000, respectively, shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Income Per Ordinary Share

As of September 30, 2023, we had two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses were shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the period ended September 30, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. On January 26, 2023, the holders of the company’s Class B ordinary shares, including our sponsor, converted all of the Class B ordinary shares into Class A ordinary shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, outside of the disclosed below, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective. Management previously identified a material weakness in internal controls related to the accounting for accruals that has not yet been remediated. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding the accounting for accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2023, and our Annual Report on Form 10-K, filed with the SEC on March 31, 2023, except for the below risk factor. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure that our shares will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. On October 24, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, since the Company’s Form 10-Q for the period ended June 30, 2023 reported total holders below the round lot holder requirement under Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain a minimum of 400 public holders (the “Minimum Public Holders Rule”), the Company no longer complies with Nasdaq’s Listing Rules. The Notice does not impact the listing of the Company’s Class A ordinary shares on the Nasdaq Global Market at this time.

The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance (the “Plan”) with the Minimum Public Holders Rule within the required timeframe. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). If Nasdaq accepts the Plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Plan, the Company will have the opportunity to appeal the decision to Nasdaq.

There can be no assurance that Nasdaq will accept the Plan, that any appeal to the Panel would be successful if Nasdaq does not accept the Plan, or that the Company will be able to regain or maintain compliance with the Minimum Public Holders Rule.

If Nasdaq delists our shares from trading on its exchange and we are not able to list our shares on another national securities exchange, we expect our shares could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and public warrants are listed on Nasdaq, our Units, Class A ordinary shares and public warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2023, we held an extraordinary general meeting of shareholders, at which the shareholders approved, among other things, a proposal to amend the Articles to extend the date by which we must consummate a business combination from August 7, 2023 to February 7, 2024. In connection with the July Meeting, shareholders holding 2,198,202 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $23.8 million, or approximately $10.83 per share to redeeming shareholders on August 1, 2023.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

(d) Maximum number
			(c) Total number of	(or approximate dollar
	(a) Total		shares (or units)	value) of shares (or
	number of	(b) Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share (or	publicly announced	purchased under the
Period	purchased	unit)	plans or programs	plans or programs
June 1 – June 30, 2023	—	$—	—	—

July 1 – July 31, 2023	—	$—	—	—

August 1 – August 30, 2023	2,198,202	$10.83	—	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of November, 2023.

ONYX ACQUISITION CO. I

Date: November 20, 2023	By:	/s/ Michael Stern
	Name:	Michael Stern
	Title:	Director, Chairman and Chief Executive Officer