Form 10-K
period 2023-12-31
Onyx Acquisition Co. I
filed 2024-03-29
CIK 1849548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2023, as reported on The Nasdaq Stock Market LLC (“Nasdaq”), was $45,510,403 (based on the closing sales price of the Class A ordinary shares on June 30, 2023 of $10.81).

As of March 15, 2024, there were 7,945,461 Class A ordinary shares and no Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) issued and outstanding.

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

●	The Nasdaq may delist our securities from trading on its exchange prior to or following the consummation of an initial business combination, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	As a result of the Extension Redemptions, our sponsor currently owns a majority of, and possesses controlling voting power with respect to, our outstanding ordinary shares, which will limit public shareholders’ influence on corporate matters, and our sponsor has agreed to vote in favor of our business combination, regardless of how public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination by November 5, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Any business combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of our initial business combination. Such conditions or limitations could also potentially make our public shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	We may engage our underwriter from our initial public offering or one of its affiliates to provide additional services to us after our initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as a placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until November 5, 2024, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate an initial business combination.

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate the company. To mitigate the risk of that result, we instructed CST to liquidate the securities held in the trust account and instead hold all funds in the trust account in demand deposits. As a result, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the company if the assets in the trust account had remained in U.S. government securities or money market funds.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The Nasdaq may delist our securities from trading on its exchange prior to or following the consummation of an initial business combination, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

Our Management Team

Our management team consists of a balanced mix of sophisticated investors and acclaimed operators with a cumulative 37 years in financial services and 49 years of operating experience. Our management team has a proprietary network of relationships with entrepreneurs, corporate executives, private equity sponsors, venture and growth equity firms, family offices and sovereign wealth funds to identify, structure, finance and support the operations of a business combination target. Members of the management team have extensive experience investing in both challenged companies, as well as companies in high growth stages, within general industrials and construction technology sectors. We believe this combination of investing and operating expertise will allow us to successfully identify, and provide an attractive value proposition for, potential business combination targets, and differentiates us from other blank check companies in the marketplace.

Competitive Strengths

Our business selection process will capitalize on the deep experience and network of our management team in consummating an initial business combination. Our competitive strengths and factors that we believe will contribute to our ability to source attractive opportunities and execute a transaction include the following:

●	Strong Management Team with Unique and Complementary Backgrounds: Our management team comprises individuals with the extensive operational, financial and managerial experience needed to effectively navigate the key opportunities and challenges, with deep market knowledge through public & private investment and executive leadership experiences. We are confident our management team’s distinguished and unique experiences will position our company as a preferred acquiror of attractive assets and enable us to identify, evaluate and execute a successful business combination and create significant value to stakeholders.

●	Proven Operational Leadership Experience: Led by Mr. Stern, who has almost 20 years of experience as the founder and CEO of JDS Development Group, our management team has proven abilities in continuously implementing growth and successful operational strategies in building their profitable businesses to scale. Additionally, Mr. Stern has extensive experience in advising other operators including: start-ups, and emerging and mature companies’ executives and board members. We believe that these qualities are unique and will be crucial in identifying targets with unlocked stakeholder value.

●	Extensive Financial Services Experience: Our financial stewardship is led by Messrs. Lerner and Vodola, who have a combined 35 years of experience in the financial services industry, most recently as investment analysts at Citadel, one of the most sophisticated investment firms in the world. They bring specific expertise from their experience investing in both troubled companies with strong inherent fundamental value and in disruptive companies with growth capital needs. Messrs. Lerner and Vodola have invested widely across industries and parts of the capital structure, as well as in numerous different countries, which requires additional skills in analyzing macroeconomic, political, complicated regulatory and other cross-border risks. We believe their investment experience will be instrumental in finding and properly conducting due diligence on a target company.

●	Differentiated Deal Sourcing Capabilities: Our management team’s positioning as distinguished operators as well as investment professionals with a significant network of company relationships, uniquely positions the Onyx Team to leverage “deal flow” from attractive potential targets. For example, in the real estate and construction space, Mr. Stern has excellent access to growth-stage companies and, most importantly, the expertise to evaluate the credibility of the product, technology, or service that these companies are offering. We believe that our management team’s substantive deal sourcing, structuring and execution experience will be instrumental in facilitating an initial business combination.

●	Relevant Transactional Experience: The Onyx Team has been actively involved in tens of billions of dollars of transactions across a broad spectrum of sectors globally, including mergers and acquisitions, debt and equity financings, distressed situations, debt restructurings, spin-offs, secured and unsecured re-financings, and real estate acquisitions and divestitures. We believe this wealth of experience is a key asset that we intend to leverage in our evaluation and execution of attractive business combination opportunities.

●	Leveraging Diverse Executive Networks: We believe our management team’s extensive and diverse network of relationships with CEOs, founders, family owners, venture capitalists and private equity sponsors will be a key asset in sourcing an initial business combination.

●	Uniquely Additive Board Members: Our board members were carefully and are representatives of sophisticated financial institutions whose networks and relationships will help serve as a platform of potential targets, or individuals with unique experience that we believe will be instrumental in finding attractive targets. We believe the expertise of our board members and, where applicable, their respective institutions, will be a material advantage in helping us identify attractive potential targets and executing a successful business combination.

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

Extension of Date to Consummate an Initial Business Combination

On January 26, 2023, the company held an extraordinary general meeting of shareholders (the “First Extension Meeting”) at which the company’s shareholders approved two proposals to amend the company’s amended and restated memorandum and articles of association (as amended to date, the “Articles”). The first proposal extended the date by which the company has to consummate a business combination from February 5, 2023 to August 7, 2023 (the “First Extension Amendment Proposal”). The second proposal removed the limitation that the company shall not redeem Class A ordinary shares included as part of the Units sold in its initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”).

Based on the results of the First Extension Meeting, our sponsor agreed to contribute (each such contribution, a “Contribution”) into the trust account the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the First Extension Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the company to complete its initial business combination. In connection with the approval of the First Extension Amendment Proposal, 22,239,972 Class A ordinary shares were redeemed and 4,210,028 Class A ordinary shares were not redeemed. As a result, the aggregate monthly Contribution payable by the sponsor to us is $120,000.

On January 26, 2023, in connection with the First Extension Meeting, the holders of the company’s founder shares converted all of their Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

On February 7, 2023, we issued a promissory note in the principal amount of up to $720,000 to our sponsor (the “Extension Note”), evidencing our indebtedness with respect to the Contributions (the “Extension Loans”). The Extension Loans are unsecured and non-interest bearing, and will be repayable by the company upon consummation of an initial business combination. If the company does not consummate an initial business combination by November 5, 2024, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

On July 21, 2023, the company held an extraordinary general meeting of shareholders (the “Second Extension Meeting”) at which the company’s shareholders approved a proposal to amend the Articles. The proposal amended the date by which the company has to consummate a business combination from August 7, 2023 to February 7, 2024 (the “Second Extension Amendment Proposal”).

In connection with the Second Extension Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $23,802,065. As a result, such amount was removed from the trust account to pay such holders and 2,011,826 Class A ordinary shares and 6,612,500 converted founder shares were left outstanding for a total of 8,624,326 Class A ordinary shares outstanding.

On October 24, 2023, the company received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq notifying the company that, since the company’s Form 10-Q for the period ended June 30, 2023 reported total holders below the round lot holder requirement under Nasdaq Listing Rule 5450(a)(2), the company no longer complies with Nasdaq’s Listing Rules. On December 7, 2023, the Listing Qualifications Department of the Nasdaq granted the company an extension to regain compliance with Nasdaq Listing Rule 5450(a)(2) on or before April 22, 2024. The Notice does not impact the listing of the Company’s Class A ordinary shares on the Nasdaq Global Market as of the date of filing this Annual Report.

On November 3, 2023, we amended and restated the Extension Note (hereinafter, the “Restated Note”) increasing the aggregate principal amount to $1,470,000. The Restated Note may be drawn down by us form time to time prior to the consummation of our initial business combination. The Restated Note does not bear interest, matures on the date of consummation of the initial business combination and is subject to customary events of default. As of December 31, 2023, the company has on outstanding balance of $1,385,000 under the Restated Note. For the year ended December 31, 2023, we purchased an aggregate of $720,000 in investments in the trust account from the monthly Extension Loans.

On January 29, 2024, the company held an extraordinary general meeting of shareholders (the “Third Extension Meeting,” and, together with the First Extension Meeting and the Second Extension Meeting, the “Extension Meetings”) at which the company’s shareholders approved a proposal to amend the Articles. The proposal extended the date by which the company has to consummate a business combination from February 7, 2024 to November 5, 2024 (the “Third Extension Amendment Proposal,” and, together with the First Extension Amendment Proposal and the Second Extension Amendment Proposal, the “Extension Amendment Proposals”).

In connection with the vote to approve the Third Extension Amendment Proposal, holders of 678,865 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $7.6 million (the redemptions made in connection with the Extension Amendment Proposals, the “Extension Redemptions”). As a result, approximately $7,553,041 will be removed from the Trust Account to pay such holders and 1,332,961 Class A ordinary shares (excluding 6,612,500 converted founder shares) remain outstanding, for a total of 7,945,461 shares outstanding.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Prior to the First Extension Meeting, our amended and restated memorandum and articles of association provided that we would in no event redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. At the First Extension Meeting, our shareholders approved the Redemption Limitation Amendment Proposal, which removed this limitation from the company’s amended and restated memorandum and articles of association. However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

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

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, at a general meeting of the company, unless applicable law or applicable stock exchange rules require a higher vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team, in their capacity as members of the company, will count toward this quorum and have agreed to vote their founder shares and public shares in favor of our initial business combination. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are present in person or by proxy and, for purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association are voted, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, will make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until November 5, 2024.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until November 5, 2024 to consummate an initial business combination. If we have not consummated an initial business combination by November 5, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by November 5, 2024. Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by November 5, 2024 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $44,165 held outside the trust account immediately following our initial public offering, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by November 5, 2024, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 5, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Our initial shareholders own, on an as-converted basis, approximately 83.3% of our outstanding ordinary shares. Our sponsor and members of our management team also may, from time to time, purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law at a general meeting of the company, unless applicable law or applicable stock exchange rules require a higher vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. A quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are present in person or by proxy and, for purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, the sponsor would have the ability to approve any initial business combination without the participation of public shareholders. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, independent directors and management team to vote in favor of our initial business combination will allow us to obtain the requisite shareholder approval for such initial business combination.

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

As a result of the Extension Redemptions, our sponsor owns and is entitled to vote an aggregate of approximately 82.2% of our outstanding ordinary shares, which represents a majority of outstanding ordinary shares. As such, our sponsor has the ability to control our affairs outright through the election and removal of the entire board of directors and all other matters requiring shareholder approval, including a future business combination, merger or consolidation of the company, or a sale of all or substantially all of our assets. This concentrated control limits our public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your participation in corporate matters, through shareholder votes and otherwise.

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

In connection with the approval of the Extension Amendment Proposals, shareholders holding 25,117,039 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $260.4 million (approximately $10.37 per share) was removed from the trust account to pay such redeeming holders.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

In connection with the approval of the Extension Amendment Proposals, shareholders holding 25,117,039 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $260.4 million (approximately $10.37 per share) was removed from the trust account to pay such redeeming holders.

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

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If our initial business combination is not consummated, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time, our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption of our public shares until we liquidate or you are able to sell your shares in the open market.

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

The requirement that we consummate an initial business combination by November 5, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by November 5, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Any business combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of our initial business combination. Such conditions or limitations could also potentially make our public shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

All of our Sponsor’s managers and officers are U.S. citizens and all owners of our Sponsor are also U.S. citizens. Our Sponsor is not controlled by, and does not have substantial ties to, any “foreign person” such that a business combination would automatically be subject to CFIUS review. However, depending on the beneficial ownership of any prospective target company and the composition and governance rights of any PIPE investors in connection with a business combination, a business combination could result in investments that would be considered by CFIUS to be covered investments or a covered control transaction that CFIUS would have authority to review.

To the extent that this occurs, CFIUS or another U.S. governmental agency could choose to review a business combination or past or proposed transactions involving new or existing foreign investors in the prospective target company, even if a filing with CFIUS is or was not required at the time of such transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and in the event that CFIUS reviews a business combination or one or more proposed or existing investments by foreign investors in a prospective target company, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to a business combination or such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, a business combination or investments by such investors. CFIUS could also order us to divest all or a portion of a target company if we had proceeded without first obtaining CFIUS clearance.

If CFIUS elects to review a business combination, the time necessary to complete such review of the business combination or a decision by CFIUS to prohibit the business combination could prevent us from completing a business combination prior to November 5, 2024.

If we are not able to consummate a business combination by November 5, 2024, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up. Finally, the company’s public shareholders will not receive the benefit of any price appreciation of our public shares that might result from a business combination with a target company.

We may not be able to consummate an initial business combination by November 5, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by November 5, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

A 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. In this regard, on December 27, 2022, Treasury and the IRS issued a notice announcing their intent to issue proposed regulations addressing the application of the excise tax, and describing certain rules on which taxpayers may rely prior to the issuance of such proposed regulations. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a business combination — particularly one that involves our combination with a U.S. entity and/or our re-domestication as a U.S. corporation — may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with any such business combination, (ii) the structure of any such business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with any such business combination (or otherwise issued not in connection with such business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until November 5, 2024, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, as of December 31, 2023, only $44,165 is available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least November 5, 2024; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to surrender such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by November, 5, 2024, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account due to claims of such creditors. Pursuant to the letter agreement that we have entered into with our sponsor, officers and directors, in order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete an initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our principal activities and our initial business combination will subject us to the Investment Company Act. To this end, the proceeds held in the trust account were only to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account was intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend our Articles (a) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination by November 5, 2024, or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent an initial business combination by November 5, 2024, our return of the funds held in the trust account to the public shareholders as part of our redemption of the Class A ordinary shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete an initial business combination, the public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to the public shareholders, and our warrants will expire worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate the company. To mitigate the risk of that result, we instructed CST to liquidate the securities held in the trust account and instead hold all funds in the trust account in demand deposits. As a result, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the company if the assets in the trust account had remained in U.S. government securities or money market funds.

It is possible that a claim could be made that we have been operating as an unregistered investment company. Following our initial public offering, the funds in the trust account were initially held in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a majority of 185 days or less in money market fund investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The longer that the funds in the trust account were held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company under Section 3(a)(1)(A) of the Investment Company Act, in which case we may be required to liquidate the company.

If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate the company. If we are required to liquidate the company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

As a result, prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we instructed Continental Stock Transfer & Trust Company (“CST”), the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in demand deposits (i.e., in one or more bank accounts) until the earliest of the company’s consummation of an initial business combination or November 5, 2024, as applicable. Following such liquidation of the assets in the trust account, we will likely earn less, if any, interest, on the funds held in the trust account compared to potential interest earned if the assets in the trust account had remained in U.S. government securities or money market funds, which reduces the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the company. This means that the amount available for redemption will not increase at the same rate in the future.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 15, 2024, there are 492,054,539 and 50,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, if any. There are no preference shares issued and outstanding.

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

On January 26, 2023, the holders of our founder shares converted all of their Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares. These shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and BTIG purchased 12,190,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business combination by November 5, 2024, the private placement warrants will expire worthless. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as November 5, 2024 nears, which is the deadline for our consummation of an initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination, and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least a two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated articles of association) of our ordinary shares who attend and vote at a general meeting of the company, extending the time in which we have to complete an initial business combination will require the affirmative vote of holders of a majority of our voting power that vote at a meeting, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, of which this prospectus forms a part, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, approximately 82.2% of our outstanding ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we will be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this would allow us to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We have a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Management concluded that there was a material weakness in internal control over financial reporting as of December 31, 2023 relating to the accounting for accruals.

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

As of December 31, 2023, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 5, 2024 then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Risks Relating to our Securities

The Nasdaq may delist our securities from trading on its exchange prior to or following the consummation of an initial business combination, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the Nasdaq. However, we cannot assure you that our securities will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels.

On October 24, 2023, the company received written notice (the “Notice”) from Nasdaq indicating that the company was no longer in compliance with the minimum number of round lot holders required for continued listing on the Nasdaq Global Market (the “Round Lot Requirement”). In accordance with Nasdaq rules, the company had a period of 45 days to submit to Nasdaq a plan to regain compliance, which it submitted on December 5, 2023 (the “Compliance Plan”), and which was accepted by Nasdaq on December 7, 2023 (the “Compliance Plan Acceptance Notice”). Pursuant to the Compliance Plan Acceptance Notice, the company has until April 22, 2024 (the “Compliance Date”) to regain compliance with the Round Lot Requirement. If the company does not regain compliance with the Round Lot Requirement by the Compliance Date, the company will receive written notification that its securities are subject to delisting, at which time the Company may appeal the Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). There can be no assurance that the company will be able to regain compliance with the Round Lot Requirement or that any appeal of the Nasdaq’s delisting determination to the Panel would be successful. If the company does not regain compliance with the Round Lot Requirement by the Compliance Date, the company may also be able to transfer the listing of its securities to the Nasdaq Capital Market, provided that the company then meets the applicable requirements for continued listing on the Nasdaq Capital Market.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by November 5, 2024, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 5, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our warrants were issued in registered form under a warrant agreement between CST, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or to cure, correct or supplement any defective provision, or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, ongoing conflicts between Israel and Hamas have continued to cause disruptions in the U.S. and global economy. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our initial public offering.

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

(b) Holders

On March 15, 2024, there was 1 holder of record of our Units, 5 holders of record of our Class A ordinary shares, no holders of record of our Class B ordinary shares and 4 holders of record of our public warrants.

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

On November 5, 2021, the company consummated its initial public offering of 26,450,000 Units, which includes the exercise of the underwriters’ option to purchase up to an additional 3,450,000 Units to cover over-allotments at $10.00 per Unit, generating gross proceeds of $264,500,000, and incurring offering costs of $16,608,500, inclusive of $11,270,000 in deferred underwriting commissions (which amount was subsequently revised, as discussed herein). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

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

If we are unable to consummate an initial business combination by November 5, 2024 (the “Combination Period,” as extended), then we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the company fails to complete its initial business combination within the Combination Period.

On January 18, 2023, the company announced that it is in advanced discussions with Helios Investment Partners about a potential business combination which would result in the creation of a new publicly listed energy transition infrastructure platform, Helios Energy Transition Infrastructure (“HETI”), focused on the development of natural gas and low-carbon energy infrastructure businesses and assets in Africa (the “Proposed Transaction”). The Proposed Transaction is expected to be valued at an Enterprise Value of approximately $1 billion, and the company is targeting completion of the merger in the second half of 2024. There is no binding agreement with respect to the Proposed Transaction, and negotiations remain subject to significant contingencies, including the completion of due diligence, the negotiation and execution of a mutually acceptable definitive agreement, confirmation and documentation of fully committed financing, and requisite shareholder approvals. There can be no assurances that the company will successfully negotiate a definitive agreement, or that the Proposed Transaction will be consummated.

At the First Extension Meeting on January 26, 2023, the company’s shareholders approved the First Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. Based on the results of the First Extension Meeting, our sponsor agreed to contribute into the trust account the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the First Extension Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the company to complete its initial business combination. In connection with the approval of the First Extension Amendment Proposal, 22,239,972 Class A ordinary shares were redeemed and 4,210,028 Class A ordinary shares were not redeemed. As a result, the aggregate monthly Contribution payable by the sponsor to us is $120,000.

On January 26, 2023, in connection with the First Extension Meeting, the holders of the company’s founder shares converted all of their Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

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

On July 21, 2023, the company held the Second Extension Meeting at which the company’s shareholders approved a proposal to amend the Articles. The Second Extension Amendment Proposal amended the date by which the company has to consummate a business combination from August 7, 2023 to February 7, 2024.

In connection with the Second Extension Meeting, holders of 2,198,202 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $23,802,065. As a result, such amount was removed from the trust account to pay such holders and 2,011,826 Class A ordinary shares and 6,612,500 converted founder shares were left outstanding for a total of 8,624,326 Class A ordinary shares outstanding.

On October 24, 2023, the company received the Notice from the Listing Qualifications Department of the Nasdaq notifying the company that, since the company’s Form 10-Q for the period ended June 30, 2023 reported total holders below the round lot holder requirement under Nasdaq Listing Rule 5450(a)(2), the company no longer complies with Nasdaq’s Listing Rules. On December 7, 2023, the Listing Qualifications Department of the Nasdaq granted the company an extension to regain compliance with Nasdaq Listing Rule 5450(a)(2) on or before April 22, 2024. The Notice does not impact the listing of the Company’s Class A ordinary shares on the Nasdaq Global Market as of the date of filing this Annual Report.

On November 3, 2023, we entered into the Restated Note increasing the aggregate principal amount of the Extension Note to $1,470,000. The Restated Note may be drawn down by us from time to time prior to the consummation of our initial business combination. The Restated Note does not bear interest, matures on the date of consummation of the initial business combination and is subject to customary events of default. As of December 31, 2023, the company has an outstanding balance of $1,385,000 under the Restated Note. For the year ended December 31, 2023, we purchased an aggregate of $720,000 in investments in the trust account from the monthly Extension Loans.

On January 29, 2024, the company held the Third Extension Meeting at which the company’s shareholders approved a proposal to amend the Articles. The Third Extension Amendment Proposal amended the date by which the company has to consummate a business combination from February 7, 2024 to November 5, 2024.

In connection with the vote to approve the Third Extension Amendment Proposal, holders of 678,865 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $7.6 million. As a result, approximately $7,553,041 will be removed from the Trust Account to pay such holders and 1,332,961 Class A ordinary shares (excluding 6,612,500 converted founder shares) remain outstanding, for a total of 7,945,461 shares outstanding.

Results of Operations

As of December 31, 2023, we have not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2023, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the year ended December 31, 2023, we had a net income of $218,071, which consisted of interest earned on cash and marketable securities held in the trust account of $2,470,446, partially offset by operating costs of $2,252,375.

For the year ended December 31, 2022, we had a net income of $2,049,648, which consisted of interest earned on cash and marketable securities held in the trust account of $3,749,825 offset by operating costs of $1,700,177.

Liquidity, Capital Resources and Going Concern

For the year ended December 31, 2023, net cash used in operating activities was $998,361. Net income of $218,071 was affected by interest earned on cash and marketable securities held in the trust account of $2,470,446. Changes in operating assets and liabilities provided $1,254,014 in cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $404,183. Net income of $2,049,648 was affected by interest earned on marketable securities held in the trust account of $3,749,825. Changes in operating assets and liabilities provided $1,295,994 of cash for operating activities.

As of December 31, 2023, we had cash outside our trust account of $44,165, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On January 26, 2023, in connection with the First Extension Meeting, holders of 22,239,972 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of $230,611,860. As a result, such amount was removed from the trust account on February 1, 2023 to pay the redeeming holders and 4,210,028 Class A ordinary shares remain outstanding (excluding 6,612,500 Class B ordinary shares converted into Class A ordinary shares on January 26, 2023, which do not entitle their holders to any monies held in the trust account as a result of their ownership). The remaining amount in the trust account immediately following the redemption payments was $42,927,964.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we may repay such Working Capital Loans out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

On February 7, 2023, we issued the Extension Note, evidencing the Extensions Loans, pursuant to which the sponsor deposited monthly principal amounts of $120,000 into the trust account from February 7, 2023 until August 7, 2023.

On November 3, 2023, we entered into the Restated Note to increase the aggregate principal amount of the Extension Note to $1,470,000. Amounts drawn down under the Restated Note will be repayable by the company upon consummation of an initial business combination. If we do not consummate an initial business combination by November 5, 2024, the Restated Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Restated Note may be drawn down by us from time to time prior to the consummation of our initial business combination. The Restated Note does not bear interest, matures on the date of consummation the business combination and is subject to customary events of default. As of December 31, 2023, the company has an outstanding balance of $1,385,000 under the Restated Note.

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

The company is within 12 months of its mandatory liquidation as of the date of filing this Annual Report. In connection with the company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the company is required to liquidate.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations

As of December 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

The underwriters are entitled to deferred underwriting commissions upon the closing of an initial business combination, the deferred underwriting commissions will be paid to the underwriters as follows based on the percentage of redemptions of Class A ordinary shares by public shareholders: (1) 80% or more redemptions: $3,000,000 in cash and $2,640,000 in Class A ordinary shares (at $10 per share), (2) 70% or more, but less than 80% redemptions: $3,880,000 in cash and $1,760,000 in Class A ordinary shares (at $10 per share), (3) 60% or more, but less than 70% redemptions: $4,760,000 in cash and $880,000 in Class A ordinary shares (at $10 per share), and (4) less than 60% redemptions: $5,640,000 in cash and $0 in Class A ordinary shares.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. Management has identified a material weakness in internal controls related to the accounting for accruals. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding the accounting for accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position
Michael Stern	44	Director, Chairman and Chief Executive Officer
Benjamin Lerner	41	President
Matthew Vodola	43	Chief Financial Officer
Serena Rakhlin	42	General Counsel
Ana Kertesz	48	Director
Michael Lehmann	54	Director
Edmar Prado Lopes Neto	59	Director
Adrian Neuhauser	51	Director

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

Benjamin Lerner, President: Benjamin Lerner, our President, has nearly 19 years of experience in the financial services industry, with a specialization in investments in special situation equities, corporate bonds, distressed debt and emerging markets. Prior to joining Onyx Acquisition Co. I, Mr. Lerner was an analyst at Citadel, a multi-strategy hedge fund from October 2018 to June 2021, where his responsibilities included due diligence, structuring, origination analyzing and investing in opportunities across the capital structure globally in a range of industries, including real estate, building products, transportation, airlines, and metals and mining. Prior to Citadel, Mr. Lerner held roles at Contrarian Capital Management, a hedge fund based in Greenwich, Connecticut, from 2013 to 2018 as an assistant portfolio manager, as an analyst at Third Avenue Management, an asset management firm in New York from 2010 to 2013 and various roles with Morgan Stanley from 2005 to 2010. Mr. Lerner’s 16 years of financial services experience includes multiple billions of transaction value across a broad range of security types, including public equities, private equities, high yield bonds, leveraged loans and debtor-in-possession financings. Mr. Lerner graduated from Syracuse University with a bachelor’s degree in Finance and Marketing.

Matthew Vodola, Chief Financial Officer: Matthew Vodola, our Chief Financial Officer, has over 20 years of experience in the financial services industry, with a specialization in investments in high yield and distressed debt and emerging markets. Prior to joining Onyx Acquisition Co. I, Mr. Vodola was an analyst at Citadel, a multi-strategy hedge fund, from November 2018 until March 2021, where his responsibilities included due diligence, analyzing and investing in opportunities across the capital structure in multiple countries. Prior to joining Citadel in 2018, he was an Analyst at Brigade Capital, a credit investment manager focused on companies with leveraged balance sheets, based in New York, for nine years, focusing on investments in emerging market and U.S. companies in retail, restaurants, consumer package goods, and food and beverage, among others. Additionally, Mr. Vodola worked in capital markets roles at Deutsche Bank and Goldman Sachs, among other financial institutions. Throughout his career, Mr. Vodola has invested in corporate and sovereign debt in many different countries, across a number of industries, and parts of the capital structure. Mr. Vodola holds an M.A. in International Political Economy and Development from Fordham University and received a B.A. in Political Science & History, magna cum laude, from Drew University. Mr. Vodola also holds certifications in debt sustainability and financial programming from the International Monetary Fund.

Serena Rakhlin, General Counsel: Serena Rakhlin, our General Counsel, has nearly 18 years of business and legal experience across various sectors. For the past eight years, Ms. Rakhlin has served as Managing Director and General Counsel for JDS Development Group. At JDS, Ms. Rakhlin oversees multiple corporate and legal functions within the organization and is responsible for due diligence, structuring, financing complex acquisitions and providing strategic advice related to billions of dollars of real estate development. Prior to joining JDS, she was responsible for the strategic growth of an international luxury brand by expanding the global footprint, including multiple emerging markets, through licensed deals, management agreements and strategic partnerships. Ms. Rakhlin was an attorney at the New York City office of Skadden, Arps, Slate, Meagher and Flom LLP, where she represented lenders, investors and private equity firms in connection with complex fund-raising, acquisition and development transactions and also advised on a number of prominent mergers and acquisitions. Ms. Rakhlin began her career as a consultant at PKF Consulting (today part of CBRE Group) where she provided underwriting, valuation and feasibility services for lenders and investors. Ms. Rakhlin earned her B.S. from Cornell University and her J.D. from Duke University School of Law and is admitted to practice law in the State of New York.

Ana Kertesz serves as a member of our board of directors. Ana Kertesz previously served as the Chief Growth Officer of Amyris, Inc. (NASDAQ: AMRS), a leading synthetic biotechnology company in clean health and beauty leveraging digital innovation, machine learning and data science for its consumer brands and a top supplier of sustainable and natural ingredients, from October 2021 to January 2023 As Chief Growth Officer, Ms. Kertesz led the execution of strategic executive processes, corporate strategy, M&A, portfolio management and was responsible for the operational management of the content and creative hub in New York. Prior to joining Amyris, Ana founded the entrepreneurship focused digital platform, HOWto.LIVEit, and from July 2016 to September 2018, Ms. Kertesz was an independent entrepreneur and investor. She served as the Executive Director of Peninsula Participações, an investment management company, from October 2013 to June 2016. From 2012 to 2016, Ms. Kertesz served as a board member of Instituto Verdescola, a not for profit focused on after school activities for children and skill development for young people and families in the north of Sao Paulo, Brazil. From August 1997 to May 2012, Ms. Kertesz served as a Vice President of Goldman Sachs, working on investment banking transactions focused on Latin American corporate clients, including mergers & acquisitions, equity and debt capital markets, corporate restructuring and commodities derivatives sales & structuring. Ms. Kertesz holds a bachelor’s degree in Business Administration and Management from Fundação Getulio Vargas and an MBA from Harvard Business School.

Michael Lehmann serves as a member of our board of directors. Michael Lehmann previously served as the President of Aimia Inc., a holding company with a focus on long-term investments in public and private companies, until January 2024. He also previously served as a member of Aimia’s investment committee and as a member of the Board of Directors and on the boards of several of Aimia’s portfolio companies, including PLM, Mittleman Investment Management, and Kognitiv. Mr. Lehmann has been involved in the investment business for more than twenty-five years, most recently as the Founder and Managing Member of LARC Capital Holdings LLC, a privately held partnership and owner of a diverse investment portfolio of businesses. Prior to launching LARC Capital in 2016, Mr. Lehmann was a Partner and Portfolio Manager at Third Avenue Management, LLC for 18 years, a highly respected SEC-registered Investment Advisor. Mr. Lehmann’s responsibilities grew to include Co-Manager of the Third Avenue Value Fund (TAVFX) – Third Avenue’s flagship investment product, Lead Manager of Third Avenue Separate Account business, Portfolio Manager of the Global Value Equity product, Co-Lead PM of Third Avenue Balanced Fund and Lead Manager of Third Avenue Variable Series Fund, where the Fund was awarded the Lipper Award for best 5-year track record and SOLIS Partners, where he was a Member of the Investment Committee. Earlier in his career, Mr. Lehmann was a Vice President of Gabelli Funds, Inc, an Investment Advisor to the Gabelli Mutual Funds and an Associate Portfolio Manager of private investment portfolios with Mario J. Gabelli. Mr. Lehmann has a Bachelor of Science degree with a primary concentration in Finance and a secondary concentration in Marketing from Fordham University.

Edmar Prado Lopes Neto serves as a member of our board of directors. Most recently, Mr. Neto served as Chief Financial Officer and Chief Investor Relations Officer at Movida Participações, S.A, from October 2016 to February 2023. He has over 36 years of experience in the financial sector. From April 2020 until June 2021, Mr. Neto served as member of the Independent Related Parties Committee of Smiles SA, also being an alternate member of the Board of Directors. From 2016 until 2019, Mr. Neto acted as the Chairman of the Board of Directors of the Brazilian Institute of Investor Relations. From 2012 to 2016, he served as the Vice President of Finance and Investor Relations at Gol Linhas Aéreas Inteligentes S.A., which he joined in 2011. From December 2005 to April 2011, he served as the Head of Treasury at NET Oficial. Since 1998, he has worked at Organizações Globo and served as the Manager of Planning at Fundação Roberto Marinho. He also held financial positions in NGOs in Brazil. Mr. Neto holds a bachelor’s degree in civil engineering from the Universidade Federal do Rio de Janeiro.

Adrian Neuhauser serves as a member of our board of directors. Mr. Neuhauser currently serves as the Chief Executive Officer of Abra Group Ltd and as a member of the board of directors of Avianca. Mr. Neuhauser previously served as President and CEO of Avianca from April 2021 to January 2024, after having joined the company as CFO in 2019. In his initial role as CFO, Adrian led Avianca’s 2019 out-of-court restructuring, subsequently arranging and overseeing the Company’s successful Chapter 11 reorganization and emergence during the COVID pandemic. Prior to Avianca, Mr. Neuhauser worked for over 20 years at various investment banks -including Credit Suisse, Deutsche Bank, and Bank of America Merrill Lynch- where he developed extensive experience advising clients in the transportation sector, including airlines, aircraft lessors, railroads, and logistics companies. Between 2012 and 2014, Adrian served as President of Railex, a refrigerated unit train and third-party-logistics provider that was subsequently acquired by Union Pacific. He holds a dual degree in Economics and Business Administration from the Pontificia Universidad Católica in Santiago, Chile.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Michael Stern	JDS Development Group (1)	Real Estate	Founder and CEO
	JDS Construction Group (1)	Construction	Manager
Serena Rakhlin	JDS Development Group (1)	Real Estate	General Counsel and Managing Director
Ana Kertesz	HOWtoLIVEit	Online Entrepreneurship Platform	Founder and CEO
Adrian Neuhauser	Abra Group Ltd.	Transportation	CEO
	Avianca Group International Ltd.	Transportation	Director

(1)	Includes certain of its special purpose entities and other affiliates.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Certain of our executive officers are engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 15, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,945,461 Class A ordinary shares outstanding as of March 15, 2024. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B Ordinary Shares		Class A Ordinary Shares
Number of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(3)		Approximate Percentage of Class
Onyx Acquisition Sponsor Co. LLC (our Sponsor)(4)	—	—	6,522,500	(2)	82.1%
Michael Stern(4)	—	—	6,522,500	(2)	82.1%
Benjamin Lerner(4)	—	—	6,522,500	(2)	82.1%
Matthew Vodola(4)	—	—	6,522,500	(2)	82.1%
Serena Rakhlin(5)	—	—	—		—
Ana Kertesz	—	—	30,000	(2)	*
Michael Lehmann	—	—	30,000	(2)	*
Edmar Prado-Lopes Neto	—	—	30,000	(2)	*
Adrian Neuhauser	—	—	—		—
All officers and directors as a group (eight individuals)	—	—	6,612,500	(2)	83.2%
Carronade Capital Management, LP(6)	—	—	994,082		12.5%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 104 5th Avenue, New York, New York 10011.

(2)	Interests shown consist of Class A ordinary shares received upon conversion of Class B ordinary shares.

(3)	Unless otherwise noted, all shares are Class A ordinary shares. Class A ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law.

(4)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by a board of managers which has voting and investment discretion with respect to such shares and consists of Mr. Stern, Mr. Lerner and Mr. Vodola. Accordingly, each of Messrs. Stern, Lerner and Vodola may be deemed to have or share beneficial ownership of the shares held directly by our sponsor.

(5)	Does not include any shares indirectly owned by this individual as a result of their membership interest in our sponsor.

(6)	The address of Carronade Capital Management, LP is 17 Old Kings Highway South, Darien, Connecticut 06820 based on a Schedule 13G filed on February 13, 2024 (the “Carronade 13G”). The interests shown are as of December 31, 2022 based on the Carronade 13G.

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

Our sponsor and each member of our management team have agreed (i) to waive their redemption rights with respect to any shares held by it in connection with the completion of the company’s initial business combination, (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares and (iii) to waive its rights to liquidating distributions from the trust account with respect to their founder shares if the company fails to complete the initial business combination within the prescribed time frame.

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

On February 7, 2023, we issued the Extension Note, evidencing the Extension Loans, pursuant to which the sponsor deposited monthly principal amounts of $120,000 into the trust account from February 7, 2023 through August 7, 2023.

On November 3, 2023, we entered into the Restated Note to increase the aggregate principal amount of the Extension Note to $1,470,000. Amounts drawn down under the Restated Note will be repayable by the company upon consummation of an initial business combination. If we do not consummate an initial business combination by November 5, 2024, the Restated Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Restated Note may be drawn down by us from time to time prior to the consummation of our initial business combination. The Restated Note does not bear interest, matures on the date of consummation the initial business combination and is subject to customary events of default. As of December 31, 2023, the company has an outstanding balance of $1,385,000 under the Restated Note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2023 and 2022, totaled $113,300 and $82,400, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees during the years ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by Marcum for tax fees were $12,875 and $11,330 for the years ended December 31, 2023 and 2022, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum any other fees during the year ended December 31, 2023 and 2022.

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on January 27, 2023).

3.3	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on July 24, 2023).

3.4	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on January 31, 2024).

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

4.3	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-K (File No. 001-41003), filed with the SEC on March 31, 2023).

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.2	Registration and Shareholder Rights Agreement among the Company, our sponsor and certain shareholders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.3	Private Placement Warrants Purchase Agreement between the Company and our sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.4	Private Placement Warrants Purchase Agreement between the Company and BTIG, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.5	Letter Agreement among the Company, our sponsor and each of the officers and directors of the Company named therein (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).

10.6	Promissory Note, dated July 27, 2021, issued to our sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

10.7	Securities Subscription Agreement, dated February 19, 2021, between the Company and our sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).

10.8	Amendment to Underwriting Agreement, dated March 1, 2023, by and between the Company, BTIG, I-Bankers Securities, Inc and, solely for the limited purposes set forth therein, Onyx Acquisition Sponsor Co. LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on March 3, 2023).

10.9	Amended and Restated Promissory Note, dated November 3, 2023, by and among Onyx Acquisition Co. I and Onyx Acquisition Sponsor Co. LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2023).

10.10	Amendment to Investment Management Trust Agreement, dated November 5, 2023, between Continental Stock Transfer & Trust Company and the Company.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

97	Onyx Acquisition Co. I Clawback Policy*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

* *	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2024	Onyx Acquisition Co. I

/s/ Michael Stern
	Name:	Michael Stern
	Title:	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Matthew Vodola
	Name:	Matthew Vodola
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Stern	Director, Chairman and Chief Executive Officer	March 29, 2024
Michael Stern

/s/ Matthew Vodola	Chief Financial Officer	March 29, 2024
Matthew Vodola	(Principal Accounting and Financial Officer)

/s/ Ana Soban Fernandes Kertesz	Director	March 29, 2024
Ana Soban Fernandes Kertesz

/s/ Michael Lehmann	Director	March 29, 2024
Michael Lehmann

/s/ Edmar Prado Lopes Neto	Director	March 29, 2024
Edmar Prado Lopes Neto

/s/ Adrian Neuhauser	Director	March 29, 2024
Adrian Neuhauser

ONYX ACQUISITION CO. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Onyx Acquisition Co. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Onyx Acquisition Co. I (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before November 5, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to November 5, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond November 5, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Hartford, CT

March 29, 2024

ONYX ACQUISITION CO. I

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$44,165	$377,526
Prepaid expenses	95,950	400,400
Total current assets	140,115	777,926

Cash and marketable securities held in Trust Account	22,316,346	273,539,825
TOTAL ASSETS	$22,456,461	$274,317,751

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$2,368,974	$1,419,410
Promissory note – related party	1,385,000	—
Total current liabilities	3,753,974	1,419,410

Deferred underwriting commissions	11,270,000	11,270,000
TOTAL LIABILITIES	15,023,974	12,689,410

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 2,011,826 and 26,450,000 shares at $11.09 and $10.34 redemption value at December 31, 2023 and 2022, respectively	22,316,346	273,539,825

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,612,500 and 0 shares issued and outstanding (excluding 2,011,826 and 26,450,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	661	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 6,612,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	661
Additional paid-in capital	—	—
Accumulated deficit	(14,884,520)	(11,912,145)
TOTAL SHAREHOLDERS’ DEFICIT	(14,883,859)	(11,911,484)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$22,456,461	$274,317,751

The accompanying notes are an integral part of these financial statements.

ONYX ACQUISITION CO. I

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022

Operating costs	$2,252,375	$1,700,177
Loss from operations	(2,252,375)	(1,700,177)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,470,446	3,749,825
Total other income	2,470,446	3,749,825

Net income	$218,071	$2,049,648

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,848,717	26,450,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.02	$0.06

Basic and diluted weighted average shares outstanding, Class A ordinary (non-redeemable)	6,141,473	—
Basic and diluted net income per share, Class A ordinary shares (non-redeemable)	$0.02	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	471,027	6,612,500
Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.06

The accompanying notes are an integral part of these financial statements.

ONYX ACQUISITION CO. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	6,612,500	$661	$—	$(10,211,968)	$(10,211,307)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,749,825)	(3,749,825)
Net loss	—	—	—	—	—	2,049,648	2,049,648
Balance as of December 31, 2022	—	—	6,612,500	661	—	(11,912,145)	(11,911,484)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,190,446)	(3,190,446)
Conversion of Class B shares to Class A shares	6,612,500	661	(6,612,500)	(661)	—	—	—
Net income	—	—	—	—	—	218,071	218,071
Balance as of December 31, 2023	6,612,500	$661	—	$—	$—	$(14,884,520)	$(14,883,859)

The accompanying notes are an integral part of these financial statements.

ONYX ACQUISITION CO. I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$218,071	$2,049,648
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(2,470,446)	(3,749,825)
Changes in operating assets and liabilities:
Prepaid assets	304,450	466,070
Accounts payable and accrued expenses	949,564	829,924
Net cash used in operating activities	(998,361)	(404,183)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	254,413,925	—
Investments held in Trust Account	(720,000)	—
Net cash used in investing activities	253,693,925	—

Cash flows from financing activities:
Proceeds from note payable-related party	1,385,000	—
Redemption of ordinary shares	(254,413,925)	—
Net cash provided by financing activities	(253,028,925)	—

Net change in cash	(333,361)	(404,183)
Cash, beginning of the year	377,526	781,709
Cash, end of year	44,165	377,526

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to possible redemption	$3,190,446	$3,749,825

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through December 31, 2023 relates to the Company’s formation, initial public offering (“IPO”), which is described below, and the search for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Onyx Acquisition Sponsor Co. LLC, a Cayman Islands limited liability company (the “Sponsor”).

On November 5, 2021, the Company consummated its IPO of 26,450,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A ordinary shares” and, shares thereof sold in the IPO, the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $264,500,000.

Simultaneous with the consummation of the IPO and the issuance and sale of the Units, the Company consummated the private placement of 12,190,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $12,190,000. The Private Placement Warrants, which were purchased by the Sponsor and BTIG, LLC (“BTIG”), are identical to the Public Warrants, except that if held by the Sponsor or BTIG or their permitted transferees, they are, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Company’s initial Business Combination. Additionally, the Private Placement Warrants held by BTIG are subject to the lock-up and registration rights limitations imposed by Financial Industry Regulatory Authority Rule 5110 and may not be exercised after five years from November 2, 2021.

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

Upon the closing of the IPO and the simultaneous private placement, a total of $269,790,000, consisting of $10.20 per Unit sold in the IPO and a portion of the proceeds from the sale of the Private Placement Warrants, was placed in the Trust Account located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to an investment management trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares (the “Public Shareholders”) the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) absent the completing an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the Public Shareholders may receive only approximately $10.20 per Public Share, or less than such amount in certain circumstances, on the liquidation of the Trust Account, and the warrants will expire worthless. To avoid being considered an Investment Company, in November 2023, funds in the Trust Account were placed in a demand deposit account.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account.

The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 4). These Public Shares were classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

Recent Developments

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

The Company will have only until November 5, 2024 to consummate an initial Business Combination (the “Combination Period”), as noted per the extension on January 29, 2024. If the Company fails to consummate an initial Business Combination during the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

On January 26, 2023, the Company held an extraordinary general meeting of shareholders (the “January Meeting”) at which the Company’s shareholders approved two proposals to amend the Company’s amended and restated memorandum and articles of association (the “Articles”). The first proposal extended the date by which the Company has to consummate a business combination from February 5, 2023 to August 7, 2023 (the “First Extension Amendment Proposal”). The second proposal removed the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in its initial public offering (including any shares issued in exchange thereof) to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The Extension Amendment Proposal and Redemption Limitation Amendment Proposal are described in more detail in the definitive proxy statement of the Company, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 8, 2022 (the “Proxy Statement”), as supplemented to date.

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

The Sponsor agreed to contribute (each such contribution, a “Contribution”) into the trust account of the Company (such trust account, the “Trust Account”) the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the extraordinary general meeting of shareholders of the Company held January 26, 2023 (the “Meeting”) for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the Company to complete its initial Business Combination.

On February 7, 2023, the Company issued a promissory note in the principal amount of up to $720,000 to the Sponsor (the “Extension Note”), evidencing the Company’s indebtedness with respect to the Contributions (the “Extension Loans”). The Extension Loans are unsecured and non-interest bearing, and will be repayable by the Company upon consummation of an initial Business Combination. If the Company does not consummate an initial Business Combination by November 5, 2024, the Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On July 21, 2023, the Company held an extraordinary general meeting of shareholders (the “July Meeting”) at which the Company’s shareholders approved a proposal to amend the Articles. The proposal amended the date by which the Company has to consummate a business combination from August 7, 2023 to February 7, 2024 (the “Second Extension Amendment Proposal”).

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

On October 24, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, since the Company’s Form 10-Q for the period ended June 30, 2023 reported total holders below the round lot holder requirement under Nasdaq Listing Rule 5450(a)(2), the Company no longer complies with Nasdaq’s Listing Rules. On December 7, 2023, the Listing Qualifications Department of the Nasdaq granted the Company an extension to regain compliance with Nasdaq Listing Rule 5450(a)(2) on or before April 22, 2024. The Notice does not impact the listing of the Company’s Class A ordinary shares on the Nasdaq Global Market at this time.

On November 3, 2023, the Company amended and restated the Extension Note (hereinafter, the “Restated Note”) increasing the aggregate principal amount to $1,470,000. The Restated Note may be drawn down by the Company form time to time prior to the consummation of an initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation of an initial Business Combination and is subject to customary events of default. As of December 31, 2023, the Company has on outstanding balance of $1,385,000 under the Restated Note. For the year ended December 31, 2023, the Company purchased an aggregate of $720,000 in investments in the Trust Account from the monthly Extension Loans.

On January 29, 2024, the Company held an extraordinary general meeting of shareholders (the “January 2024 Meeting”) at which the Company’s shareholders approved a proposal to amend the Articles. The proposal extended the date by which the Company has to consummate a Business Combination from February 7, 2024 to November 5, 2024 (the “Third Extension Amendment Proposal,” and, together with the First Extension Amendment Proposal and Second Extension Amendment Proposal, the “Extension Amendment Proposals”).

In connection with the January Meeting, holders of 678,865 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $7,600,000. As a result, $7,553,041 was removed from the Trust Account to pay such holders and 1,332,961 Class A ordinary shares (excluding 6,612,500 converted founder shares) remain outstanding, for a total of 7,945,461 shares outstanding.

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

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of these financial statements.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had cash of $44,165 in its operating bank account and a working capital deficit of $3,613,859.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 4) for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021 (see Note 4). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 4). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

The Company is within 12 months of its mandatory liquidation as of the date of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or November 5, 2024, the date the Company is required to liquidate.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $44,165 and $377,526 of cash as of December 31, 2023 and 2022, respectively, and no cash equivalents.

Investments Held in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in a demand deposit account that generally has a readily determinable fair value. Interest earned is included in interest earned on cash and marketable securities held in the Trust Account in the accompanying statement of operations.

As of December 31, 2022, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company classifies its securities as held-to-maturity because it has the ability and intent to hold until maturity.

The carrying value, gross unrealized holding loss and fair value of held-to-maturity securities on December 31, 2022 are as follows:

		Carrying Value	Gross Unrealized Loss	Fair Value
December 31, 2022	Investments held in Trust Account	$273,539,825	$—	$273,539,825

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2023 and 2022, the Company had not experienced losses on this account, and management believes the Company was not exposed to significant risks on such account.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding during the period. The Company has two classes of stock, Class A ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A ordinary shares, and Class B ordinary shares. Income and losses are shared pro rata between the classes of shares. The calculation of diluted income per share of ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023			2022
	Redeemable Class A	Non-Redeemable Class A	Class B	Redeemable Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$92,256	$116,853	$8,962	$1,639,718	$409,930

Denominator:
Basic and diluted weighted average ordinary share outstanding	4,848,717	6,141,473	471,027	26,450,000	6,612,500

Basic and diluted net income per ordinary share	$0.02	$0.02	$0.02	$0.06	$0.06

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

In connection with the approval of the Extension Amendment Proposals, holders of 25,117,039 Class A ordinary shares exercised their right to redeem their shares for cash for an aggregate redemption amount of $260,426,817.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

For the years ended December 31, 2023 and 2022, the changes in Class A ordinary shares subject to possible redemption are as follows:

Class A ordinary shares subject to possible redemption
	Shares	Amount
January 1, 2022	26,450,000	$269,790,000
Plus:
Accretion of Class A ordinary shares subject to possible redemption	—	3,749,825
December 31, 2022	26,450,000	$273,539,825

January 1, 2023	26,450,000	$273,539,825
Less:
Redemptions	(24,438,174)	(254,413,925)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	—	3,190,446
December 31, 2023	2,011,826	$22,316,346

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — PRIVATE PLACEMENT

On November 5, 2021, simultaneously with the closing of the IPO, the Company completed the private sale of 12,190,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor and BTIG, generating gross proceeds to the Company of $12,190,000. Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (see Note 6).

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In 2021, the Sponsor acquired 6,612,500 Class B ordinary shares, par value $0.0001, for $25,000 of consideration (the “Founder Shares”) and transferred 30,000 Founder Shares to each of the Company’s three independent directors.

In January 2023, the Founder Shares were converted into non-redeemable Class A ordinary shares (see Note 6).

The Sponsor and the Company’s directors and officers have agreed not to transfer, assign or sell any of their Founder Shares (including the non-redeemable Class A ordinary shares) until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our Sponsor and our directors and officers with respect to any Founder Shares.

Promissory Note — Related Party

On February 7, 2023, the Company issued a non-interest bearing, unsecured promissory note in an aggregate principal amount of up to $720,000 to the Sponsor (the “Extension Note”) and the Sponsor deposited monthly principal amounts of $120,000 into the Trust Account from February 7, 2023 through August 7 2023.

On November 3, 2023, the Company amended and restated the Extension Note (hereinafter, the “Restated Note”) increasing the aggregate principal amount to $1,470,000. Amounts drawn down under the Restated Note will be repayable by the Company upon consummation of an initial Business Combination. If the Company does not consummate an initial Business Combination by November 5, 2024, the Restated Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Restated Note may be drawn down by the Company from time to time prior to the consummation of the Company’s initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation the Business Combination and is subject to customary events of default. As of December 31, 2023, the Company has an outstanding balance of $1,385,000 under the Restated Note.

Related Party Loans

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

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

Except as described herein, the Sponsor and the Company’s directors and officers have agreed not to transfer, assign or sell their Founder Shares until the earliest of (A) one year after the completion of an initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares. Such transfer restrictions are referred to as the lock-up.

Underwriting Agreement

The underwriters are entitled to deferred underwriting commissions of $0.40 per Unit on the 23,000,000 Units issued in the base offering and $0.60 per Unit on the 3,450,000 overallotment Units for a total of $11,270,000. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement entered into in connection with the IPO.

On March 1, 2023, the Company entered into an amendment to the underwriting agreement relating to its IPO where the underwriters have agreed to reduce the commission payable from $11,270,000 to $5,640,000 upon the closing of the proposed Business Combination and the forfeiture of 3,306,250 Founder Shares to the Company. Upon the Closing, the deferred underwriting commissions will be paid to the underwriters as follows based on the percentage of redemptions of Class A ordinary shares by public shareholders: (1) 80% or more redemptions: $3,000,000 in cash and $2,640,000 in Class A ordinary shares (at $10 per share), (2) 70% or more, but less than 80% redemptions: $3,880,000 in cash and $1,760,000 in Class A ordinary shares (at $10 per share), (3) 60% or more, but less than 70% redemptions: $4,760,000 in cash and $880,000 in Class A ordinary shares (at $10 per share), and (4) less than 60% redemptions: $5,640,000 in cash and $0 in Class A ordinary shares.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no preference shares issued and outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 2,011,826 and 26,450,000 shares subject to possible redemption issued and outstanding, respectively.

On January 26, 2023, the holders of the Company’s outstanding Founder Shares converted all of the Founder Shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares. At December 31, 2023 and December 31, 2022, there were 6,612,500 and 0 non-redeemable Class A ordinary shares issued and outstanding, respectively.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 0 and 6,612,500 Class B ordinary shares issued and outstanding, respectively.

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

At December 31, 2023 and 2022, the Company had 13,225,000 Public Warrants and 12,190,000 Private Placement Warrants outstanding.

NOTE 7 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.