Form 10-Q
period 2024-03-31
Onyx Acquisition Co. I
filed 2024-05-23
CIK 1849548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 16, 2024, 7,945,461 Class A ordinary shares and no Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) issued and outstanding.

ONYX ACQUISITION CO. I
Form 10-Q For the Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ONYX ACQUISITION CO. I

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$5,744	$44,165
Prepaid expenses	27,057	95,950
Total Current Assets	32,801	140,115

Cash and marketable securities held in Trust Account	14,954,547	22,316,346
TOTAL ASSETS	$14,987,348	$22,456,461

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$2,633,843	$2,368,974
Promissory note - related party	1,435,000	1,385,000
Total Current Liabilities	4,068,843	3,753,974

Deferred underwriting commissions	11,270,000	11,270,000
TOTAL LIABILITIES	15,338,843	15,023,974

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 1,332,961 and 2,011,826 shares at $11.22 and $11.09 redemption value at March 31, 2024 and December 31, 2023, respectively	14,954,547	22,316,346

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,612,500 shares issued and outstanding (excluding 1,332,961 and 2,011,826 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	661	661
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(15,306,703)	(14,884,520)
TOTAL SHAREHOLDERS’ DEFICIT	(15,306,042)	(14,883,859)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$14,987,348	$22,456,461

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023

Operating costs	$422,183	$1,040,836
Loss from operations	(422,183)	(1,040,836)

Other income:
Interest earned on cash and marketable securities held in Trust Account	191,242	1,299,066
Unrealized gain on marketable securities	—	32,876
Total other income	191,242	1,331,942

Net (loss) income	$(230,941)	$291,106

Basic and diluted weighted average shares outstanding, Class A ordinary shares	1,541,843	10,634,909
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.03)	$0.02
Basic and diluted weighted average shares outstanding, Class A ordinary shares (non-redeemable)	6,612,500	4,702,222
Basic and diluted net (loss) income per share, Class A ordinary shares (non-redeemable)	$(0.03)	$0.02

Basic and diluted weighted average shares outstanding, Class B ordinary shares	—	1,910,278
Basic and diluted net income per share, Class B ordinary shares	$—	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares (non-redeemable)		Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	6,612,500	$661	—	$—	—	$—	$—	$(14,884,520)	$(14,883,859)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(191,242)	(191,242)
Net loss	—	—	—	—	—	—	—	(230,941)	(230,941)
Balance as of March 31, 2024	6,612,500	$661	—	$—	—	$—	$—	$(15,306,703)	$(15,306,042)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares (non-redeemable)		Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	6,612,500	$661	$—	$(11,912,145)	$(11,911,484)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(1,571,942)	(1,571,942)
Conversion of Class B shares to Class A shares	6,612,500	661	—	—	(6,612,500)	(661)	—	—	—
Net income	—	—	—	—	—	—	—	291,106	291,106
Balance as of March 31, 2023	6,612,500	$661	—	$—	—	$—	$—	$(13,192,981)	$(13,192,320)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(230,941)	$291,106
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(191,242)	(1,299,066)
Unrealized loss on marketable securities	—	(32,876)
Changes in operating assets and liabilities:
Prepaid expenses	68,893	73,388
Accounts payable and accrued expenses	264,869	730,597
Net cash flows used in operating activities	(88,421)	(236,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	7,553,041	230,611,860
Purchases of investments held in Trust Account	—	(240,000)
Net cash flows provided by investing activities	7,553,041	230,371,860

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable-related party	50,000	300,000
Redemption of ordinary shares	(7,553,041)	(230,611,860)
Net cash flows used in financing activities	(7,503,041)	(230,311,860)

Net Change in Cash	(38,421)	(176,851)
Cash – Beginning of period	44,165	377,526
Cash – End of period	$5,744	$200,675

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$191,242	$1,571,942

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2024 relates to the Company’s formation, initial public offering (“IPO”), which is described below, and the search for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on a demand deposit held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Onyx Acquisition Sponsor Co. LLC, a Cayman Islands limited liability company (the “Sponsor”).

On November 5, 2021, the Company consummated its IPO of 26,450,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “ Class A ordinary shares” and, shares thereof sold in the IPO, the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $264,500,000.

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

The Company will have only until November 5, 2024 to consummate an initial Business Combination (the “Combination Period”). If the Company fails to consummate an initial Business Combination during the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

Based on the results of the First Extension Meeting, the Sponsor agreed to contribute (each such contribution, a “Contribution”) into the trust account of the Company (such trust account, the “Trust Account”) the lesser of (x) an aggregate of $120,000 or (y) $0.035 per share for each public share that was not redeemed at the First Extension Meeting for each monthly period until August 7, 2023 (commencing on February 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the Company to complete its initial Business Combination.

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

In connection with the approval of the First Extension Amendment Proposal, holders of 22,239,972 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of $230,611,860. As a result, such amount was removed from the Trust Account on February 1, 2023 to pay the redeeming holders and 4,210,028 Class A ordinary shares were not redeemed. The remaining amount in the Trust Account immediately following the redemption payments was $42,927,964.

On January 26, 2023, in connection with the First Extension Meeting, the holders of the Company’s outstanding Class B ordinary shares (the “founder shares”) converted all of the founder shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

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

On October 24, 2023, the Company received a written notice (the “Round Lot Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Staff”) notifying the Company that, since the Company’s Form 10-Q for the period ended June 30, 2023 reported total holders below the round lot holder requirement under Nasdaq Listing Rule 5450(a)(2), the Company no longer complies with Nasdaq’s Listing Rules. On December 7, 2023, the Listing Qualifications Department of the Nasdaq granted the Company an extension to regain compliance with Nasdaq Listing Rule 5450(a)(2) on or before April 22, 2024.

On November 3, 2023, the Company amended and restated the Extension Note (hereinafter, the “Restated Note”) increasing the aggregate principal amount to $1,470,000. The Restated Note may be drawn down by the Company from time to time prior to the consummation of an initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation of an initial Business Combination and is subject to customary events of default. As of March 31, 2024, the Company has an outstanding balance of $1,435,000 under the Restated Note. For the three months ended March 31, 2024, the Company purchased an aggregate of $0 in investments in the Trust Account from the monthly Extension Loans.

On January 29, 2024, the Company held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) at which the Company’s shareholders approved a proposal to amend the Articles. The proposal extended the date by which the Company has to consummate a Business Combination from February 7, 2024 to November 5, 2024 (the “Third Extension Amendment Proposal,” and, together with the First Extension Amendment Proposal and Second Extension Amendment Proposal, the “Extension Amendment Proposals”).

In connection with the Third Extension Meeting, holders of 678,865 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $7,600,000. As a result, $7,553,041 was removed from the Trust Account to pay such holders and 1,332,961 Class A ordinary shares (excluding 6,612,500 converted founder shares) remained outstanding, for a total of 7,945,461 shares outstanding.

On April 5, 2024, the Company received a written notice (the “MVPHS Notice”) from the Staff notifying the Company that it did not meet the $15,000,000 minimum market value of publicly held shares required to maintain continued listing as set forth in Nasdaq’s Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) for the 30 -business day period ended April 3, 2024. Under applicable Nasdaq rules, the Company will have 180 calendar days from the date of the MVPHS Notice, or until October 2, 2024, to regain compliance by meeting the continued listing requirements. Specifically, the market value of the Company's publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days. If the Company is unable to regain compliance with the MVPHS Rule by October 2, 2024, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. The Company may, at that time, request a hearing to appeal the delisting determination, which appeal will ordinarily suspend such delisting determination until a decision is issued by Nasdaq subsequent to the hearing. There can be no assurance that any such appeal would be successful.

On April 5, 2024, the Company also received a written notice (the “Public Float Notice”) from the Staff, notifying the Company that it no longer met the minimum 1,100,000 publicly held shares required to maintain continued listing as set forth in Nasdaq’s Listing Rule 5450(b)(2)(B) (the “Public Float Standard”). Under applicable Nasdaq rules, the Company will have 45 calendar days to provide Nasdaq a plan to regain compliance with the continued listing requirements, and then, if the plan is accepted, an additional up to 180 calendar days from the date of the Public Float Notice, or until October 2, 2024, to regain compliance with the Public Float Standard. If the plan is not accepted, under Nasdaq Listing Rule 5815(a), the Company may appeal the decision to a Hearings Panel. There can be no assurance that any such appeal would be successful.

In connection with the foregoing and the previously disclosed Round Lot Notice, the Company submitted an application for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market on April 8, 2024.

On April 26, 2024, the Company received written notice from the Staff stating that the Staff had approved the Company’s application to transfer the listing of its Class A ordinary shares, warrants, and units (the “Company’s Securities”) from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A ordinary shares, warrants, and units will continue to trade under the symbols “ONYX,” “ONYXW,” and “ONYXU,” respectively, and trading of the Company’s Securities will be unaffected by the transfer. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of these unaudited condensed financial statements.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had cash of $5,744 in its operating bank account and a working capital deficit of $4,036,042.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 4) for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021 (see Note 4). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 4). As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans. In February and November 2023, the Company entered into unsecured promissory notes to the Sponsor with an aggregate borrowing capacity of $1,470,000. As of March 31, 2024 and December 31, 2023, the Company has an outstanding balance of $1,435,000 and $1,385,000 under the Restated Note, respectively.

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

The Company is within 12 months of its mandatory liquidation as of the date of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or November 5, 2024, the date the Company is required to liquidate.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the initial audited financial statements and notes thereto as filed with the SEC on March 29, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s unaudited condensed financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,744 and $44,165 of cash as of March 31, 2024 and December 31, 2023, respectively, and no cash equivalents.

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in a demand deposit account that generally has a readily determinable fair value. Interest earned is included in interest earned on cash and marketable securities held in the Trust Account in the accompanying statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account, and management believes the Company was not exposed to significant risks on such account.

Net (Loss) Income per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares issued and outstanding during the period. The Company has two classes of stock, Class A ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A ordinary shares, and Class B ordinary shares. Income and losses are shared pro rata between the classes of shares. The calculation of diluted income per share of ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31,
	2024
	Redeemable Class A	Non-Redeemable Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss - basic and diluted	$(43,667)	$(187,274)	$—

Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,541,843	6,612,500	—

Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)	$—

	For the three months ended March 31,
	2023
	Redeemable Class A	Non-Redeemable Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$179,499	$79,365	$32,242

Denominator:
Basic and diluted weighted average ordinary shares outstanding	10,634,909	4,702,222	1,910,278

Basic and diluted net income per ordinary share	$0.02	$0.02	$0.02

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

Level 1 —Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

At March 31, 2024 and December 31, 2023, the changes in Class A ordinary shares subject to possible redemption are as follows:

Class A ordinary shares subject to possible redemption
	Shares	Amount
January 1, 2023	26,450,000	$273,539,825
Less:
Redemptions	(24,438,174)	(254,413,925)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	—	3,190,446
December 31, 2023	2,011,826	$22,316,346

January 1, 2024	2,011,826	$22,316,346
Less:
Redemptions	(678,865)	(7,553,041)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	—	191,242
March 31, 2024	1,332,961	$14,954,547

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

In January 2023, the Founder Shares were converted into non-redeemable Class A ordinary shares (see Note 6).

The Sponsor and the Company’s directors and officers have agreed not to transfer, assign or sell any of their Founder Shares (including the non-redeemable Class A ordinary shares) until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 -trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our Sponsor and our directors and officers with respect to any Founder Shares.

Promissory Note — Related Party

On February 7, 2023, the Company issued a non-interest bearing, unsecured promissory note in an aggregate principal amount of up to $720,000 to the Sponsor (the “Extension Note”) and the Sponsor deposited monthly principal amounts of $120,000 into the Trust Account from February 7, 2023 through August 7 2023.

On November 3, 2023, the Company amended and restated the Extension Note (hereinafter, the “Restated Note”) increasing the aggregate principal amount to $1,470,000. Amounts drawn down under the Restated Note will be repayable by the Company upon consummation of an initial Business Combination. If the Company does not consummate an initial Business Combination by November 5, 2024, the Restated Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Restated Note may be drawn down by the Company from time to time prior to the consummation of the Company’s initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation the Business Combination and is subject to customary events of default. As of March 31, 2024 and December 31, 2023, the Company has an outstanding balance of $1,435,000 and $1,385,000 under the Restated Note, respectively.

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

Except as described herein, the Sponsor and the Company’s directors and officers have agreed not to transfer, assign or sell their Founder Shares until the earliest of (A) one year after the completion of an initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 -trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor with respect to any Founder Shares. Such transfer restrictions are referred to as the lock-up.

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

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no preference shares issued and outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 1,332,961 and 2,011,826 shares subject to possible redemption issued and outstanding, respectively.

On January 26, 2023, the holders of the Company’s outstanding Founder Shares converted all of the Founder Shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares. At March 31, 2024 and December 31, 2023, there were 6,612,500 non-redeemable Class A ordinary shares issued and outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 0 Class B ordinary shares issued and outstanding.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported sale price (the “closing price”) of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 -trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30 -day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. The Company may not redeem the warrants when a holder may not exercise such warrants.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities in connection with the closing of an initial Business Combination at a Newly Issued Price (as defined below) of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

At March 31, 2024 and December 31, 2023, the Company had 13,225,000 Public Warrants and 12,190,000 Private Placement Warrants outstanding.

NOTE 7 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described within these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors including, but not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The registration statement for our initial public offering (the “IPO”) was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, we consummated our IPO of 26,450,000 Units, which includes the exercise of the underwriters’ option to purchase up to an additional 3,450,000 Units at the IPO price to cover over-allotments. Each Unit consists of one Class A ordinary share and one -half of one public warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $264,500,000.

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

On October 24, 2023, the Company received the Round Lot Notice from the Staff notifying the Company that, since the Company’s Form 10-Q for the period ended June 30, 2023 reported total holders below the round lot holder requirement under Nasdaq Listing Rule 5450(a)(2), the Company no longer complies with Nasdaq’s Listing Rules. On December 7, 2023, the Staff granted the Company an extension to regain compliance with Nasdaq Listing Rule 5450(a)(2) on or before April 22, 2024.

On November 3, 2023, we entered into the Restated Note increasing the aggregate principal amount of the Extension Note to $1,470,000. The Restated Note may be drawn down by us from time to time prior to the consummation of our initial business combination. The Restated Note does not bear interest, matures on the date of consummation of the initial business combination and is subject to customary events of default. As of March 31, 2024, the company has an outstanding balance of $1,435,000 under the Restated Note.

On January 29, 2024, the company held the Third Extension Meeting at which the company’s shareholders approved a proposal to amend the Articles. The Third Extension Amendment Proposal amended the date by which the company has to consummate a business combination from February 7, 2024 to November 5, 2024.

In connection with the vote to approve the Third Extension Amendment Proposal, holders of 678,865 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $7.6 million. As a result, $7,553,041 was removed from the Trust Account to pay such holders and 1,332,961 Class A ordinary shares (excluding 6,612,500 converted founder shares) remained outstanding, for a total of 7,945,461 shares outstanding.

On April 5, 2024, the Company received the MVPHS Notice from the Staff notifying the Company that it did not meet the $15,000,000 minimum market value of publicly held shares required to maintain continued listing as set forth in the MVPHS Rule for the 30-business day period ended April 3, 2024. Under applicable Nasdaq rules, the Company will have 180 calendar days from the date of the MVPHS Notice, or until October 2, 2024, to regain compliance by meeting the continued listing requirements. Specifically, the market value of the Company's publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days. If the Company is unable to regain compliance with the MVPHS Rule by October 2, 2024, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. The Company may, at that time, request a hearing to appeal the delisting determination, which appeal will ordinarily suspend such delisting determination until a decision is issued by Nasdaq subsequent to the hearing. There can be no assurance that any such appeal would be successful.

On April 5, 2024, the Company also received the Public Float Notice from the Staff, notifying the Company that it no longer met the minimum 1,100,000 publicly held shares required to maintain continued listing as set forth in the Public Float Standard. Under applicable Nasdaq rules, the Company will have 45 calendar days to provide Nasdaq a plan to regain compliance with the continued listing requirements, and then, if the plan is accepted, an additional up to 180 calendar days from the date of the Public Float Notice, or until October 2, 2024, to regain compliance with the Public Float Standard. If the plan is not accepted, under Nasdaq Listing Rule 5815(a), the Company may appeal the decision to a Hearings Panel. There can be no assurance that any such appeal would be successful.

In connection with the foregoing and the previously disclosed Round Lot Notice, the Company submitted an application for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market on April 8, 2024.

On April 26, 2024, the Company received written notice from the Staff stating that the Staff had approved the Company’s application to transfer the listing of its Class A ordinary shares, warrants, and units (the “Company’s Securities”) from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A ordinary shares, warrants, and units will continue to trade under the symbols “ONYX,” “ONYXW,” and “ONYXU,” respectively, and trading of the Company’s Securities will be unaffected by the transfer. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market.

Results of Operations

As of March 31, 2024, we have not commenced any operations. All activity for the period from February 2, 2021 (inception) through March 31, 2024, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the three months ended March 31, 2024, we had a net loss of $230,941, which consisted of operating costs of $422,183, offset by interest earned on cash held in the trust account of $191,242.

For the three months ended March 31, 2023, we had a net income of $291,106, which consisted of interest earned on cash and marketable securities held in the Trust Account of $1,299,066 and unearned gain on marketable securities of $32,876, offset by formation and operating costs of $1,040,836.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2024, net cash used in operating activities was $88,421. Net loss of $230,941 was affected by interest earned on cash held in the trust account of $191,242. Changes in operating assets and liabilities provided $333,762 in cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $236,851. Net income of $291,106 was affected by interest earned on marketable securities held in the Trust Account of $1,299,066 and unearned gain on marketable securities of $32,876. Changes in operating assets and liabilities provided $803,985 of cash for operating activities.

As of March 31, 2024, we had cash outside our trust account of $5,744, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we may repay such Working Capital Loans out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

On February 7, 2023, we issued the Extension Note, evidencing the Extensions Loans, pursuant to which the sponsor deposited monthly principal amounts of $120,000 into the trust account from February 7, 2023 until August 7, 2023.

On November 3, 2023, we entered into the Restated Note to increase the aggregate principal amount of the Extension Note to $1,470,000. Amounts drawn down under the Restated Note will be repayable by the company upon consummation of an initial business combination. If we do not consummate an initial business combination by November 5, 2024, the Restated Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Restated Note may be drawn down by us from time to time prior to the consummation of our initial business combination. The Restated Note does not bear interest, matures on the date of consummation the business combination and is subject to customary events of default. As of March 31, 2024, the company has an outstanding balance of $1,435,000 under the Restated Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024.

Contractual Obligations

As of March 31, 2024, we did not have any long-term debt, capital or operating lease obligations.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the company’s unaudited condensed financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, outside of the disclosed below, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective. Management previously identified a material weakness in internal controls related to the accounting for accruals that has not yet been remediated. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding the accounting for accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 29, 2024, except for the below risk factor. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure that our shares will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. On October 24, 2023, the Company received the Round Lot Notice from the Staff notifying the Company that, since the Company’s Form 10-Q for the period ended June 30, 2023 reported total holders below the round lot holder requirement under Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain a minimum of 400 public holders, the Company no longer complies with Nasdaq’s Listing Rules. On December 7, 2023, the Staff granted the Company an extension to regain compliance with Nasdaq Listing Rule 5450(a)(2) on or before April 22, 2024.

On April 5, 2024, the Company received the MVPHS Notice from the Staff notifying the Company that it did not meet the $15,000,000 minimum market value of publicly held shares required to maintain continued listing as set forth in the MVPHS Rule for the 30-business day period ended April 3, 2024. Under applicable Nasdaq rules, the Company will have 180 calendar days from the date of the MVPHS Notice, or until October 2, 2024, to regain compliance by meeting the continued listing requirements. Specifically, the market value of the Company's publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days. If the Company is unable to regain compliance with the MVPHS Rule by October 2, 2024, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. The Company may, at that time, request a hearing to appeal the delisting determination, which appeal will ordinarily suspend such delisting determination until a decision is issued by Nasdaq subsequent to the hearing. There can be no assurance that any such appeal would be successful.

On April 5, 2024, the Company also received the Public Float Notice from the Staff, notifying the Company that it no longer met the minimum 1,100,000 publicly held shares required to maintain continued listing as set forth in the Public Float Standard. Under applicable Nasdaq rules, the Company will have 45 calendar days to provide Nasdaq a plan to regain compliance with the continued listing requirements, and then, if the plan is accepted, an additional up to 180 calendar days from the date of the Public Float Notice, or until October 2, 2024, to regain compliance with the Public Float Standard. If the plan is not accepted, under Nasdaq Listing Rule 5815(a), the Company may appeal the decision to a Hearings Panel. There can be no assurance that any such appeal would be successful.

In connection with the foregoing and the previously disclosed Round Lot Notice, the Company submitted an application for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market on April 8, 2024.

On April 26, 2024, the Company received written notice from the Staff stating that the Staff had approved the Company’s application to transfer the listing of the Company’s Securities from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A ordinary shares, warrants, and units will continue to trade under the symbols “ONYX,” “ONYXW,” and “ONYXU,” respectively, and trading of the Company’s Securities will be unaffected by the transfer. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market.

There can be no assurance that the Company will be able to maintain compliance with the listing requirements of the Nasdaq Capital Market.

If Nasdaq delists our shares from trading on its exchange and we are not able to list our shares on another national securities exchange, we expect our shares could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2024, we held the Third Extension Meeting at which the company’s shareholders approved a proposal to amend the Articles. The Third Extension Amendment Proposal amended the date by which the company has to consummate a business combination from February 7, 2024 to November 5, 2024. In connection with the vote to approve the Third Extension Amendment Proposal, holders of 678,865 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $7.6 million. As a result, $7,553,041 was removed from the Trust Account to pay such holders and 1,332,961 Class A ordinary shares (excluding 6,612,500 converted founder shares) remained outstanding, for a total of 7,945,461 shares outstanding.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of May, 2024.

ONYX ACQUISITION CO. I

Date: May 23, 2024	By:	/s/ Michael Stern
	Name:	Michael Stern
	Title:	Director, Chairman and Chief Executive Officer