Form 10-K/A
period 2023-12-31
Onyx Acquisition Co. I
filed 2024-08-12
CIK 1849548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value per share, and one-half of one redeemable warrant	ONYXU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the Units	ONYX	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the Units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	ONYXW	The Nasdaq Stock Market LLC

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

Documents Incorporated by Reference: None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	Hartford, CT	688

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original 10-K”) is being filed solely for the purpose of furnishing revised certifications by our principal executive officer and principal financial officer as Exhibits 32.1 and 32.2, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”). As a result of a typographical error, the Section 906 Certifications attached as Exhibits 32.1 and 32.2 to the Original 10-K referenced the incorrect fiscal year. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”).

This Amendment contains only the Cover Page, the Explanatory Note, paragraph (a)(3) of Item 15, the Signature Page, the corrected 906 Certifications and the 302 Certifications. Except as described above, no other changes have been made to the Original 10-K.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original 10-K was filed. This Amendment should be read together with the Original 10-K and our other filings with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:

(3)	Exhibits

Exhibit No.	Description
3.1**	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).
3.2**	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on January 27, 2023).
3.3**	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on July 24, 2023).
3.4**	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on January 31, 2024).
4.1**	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).
4.2**	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).
4.3**	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).
4.4**	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).
4.5**	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-K (File No. 001-41003), filed with the SEC on March 31, 2023).
10.1**	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).
10.2**	Registration and Shareholder Rights Agreement among the Company, our sponsor and certain shareholders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).
10.3**	Private Placement Warrants Purchase Agreement between the Company and our sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).
10.4**	Private Placement Warrants Purchase Agreement between the Company and BTIG, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).
10.5**	Letter Agreement among the Company, our sponsor and each of the officers and directors of the Company named therein (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021).
10.6**	Promissory Note, dated July 27, 2021, issued to our sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).
10.7**	Securities Subscription Agreement, dated February 19, 2021, between the Company and our sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1 (File No. 333-260110), filed with the SEC on October 7, 2021).
10.8**	Amendment to Underwriting Agreement, dated March 1, 2023, by and between the Company, BTIG, I-Bankers Securities, Inc and, solely for the limited purposes set forth therein, Onyx Acquisition Sponsor Co. LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on March 3, 2023).
10.9**	Amended and Restated Promissory Note, dated November 3, 2023, by and among Onyx Acquisition Co. I and Onyx Acquisition Sponsor Co. LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2023).
10.10**	Amendment to Investment Management Trust Agreement, dated November 5, 2023, between Continental Stock Transfer & Trust Company and the Company.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97**	Onyx Acquisition Co. I Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Previously filed
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2024

Onyx Acquisition Co. I

/s/ Michael Stern
Name:	Michael Stern
Title:	Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Matthew Vodola
Name:	Matthew Vodola
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

2