Form 10-Q/A
period 2024-03-31
Onyx Acquisition Co. I
filed 2024-08-12
CIK 1849548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-41003

ONYX ACQUISITION CO. I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1584432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 5th Avenue
New York, New York 10011

(Address of Principal Executive Offices, including zip code)

Registrant’s telephone number, including area code:
(212) 974-2844

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

EXPLANATORY NOTE

This Form 10-Q/A Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Original 10-Q”) is being filed solely to amend and restate “Item 6. Exhibits” for the purpose of filing updated certifications of our principal executive officer and principal financial officer as Exhibits 31.1 and 31.2 (the “302 Certifications”), pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to include inadvertently omitted disclosure.

This Amendment contains only the Cover Page, the Explanatory Note, Item 6. Exhibits, the Signature Page and the corrected 302 Certifications.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original 10-Q or reflect any events that have occurred after the Original 10-Q was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original 10-Q was filed. This Amendment should be read together with the Original 10-Q and our other filings with the Securities and Exchange Commission.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on January 27, 2023).

3.3	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on July 24, 2023).

3.4	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on January 31, 2024).

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-41003), filed with the SEC on November 8, 2021)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	Previously filed.
+	Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2024.

Date: August 12, 2024

ONYX ACQUISITION CO. I

By:	/s/ Michael Stern
Name:	Michael Stern
Title:	Director, Chairman and Chief Executive Officer

2