Form 10-Q
period 2024-06-30
Onyx Acquisition Co. I
filed 2024-08-14
CIK 1849548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, 7,945,461 Class A ordinary shares and no Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) issued and outstanding.

ONYX ACQUISITION CO. I
Form 10-Q For the Quarter Ended June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ONYX ACQUISITION CO. I

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$26,410	$44,165
Prepaid expenses	68,199	95,950
Total Current Assets	94,609	140,115

Cash and marketable securities held in Trust Account	15,115,511	22,316,346
TOTAL ASSETS	$15,210,120	$22,456,461

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$2,490,928	$2,368,974
Promissory note - related party	1,830,000	1,385,000
Total Current Liabilities	4,320,928	3,753,974

Deferred underwriting commissions	11,270,000	11,270,000
TOTAL LIABILITIES	15,590,928	15,023,974

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 1,332,961 and 2,011,826 shares at $11.34 and $11.09 redemption value at June 30, 2024 and December 31, 2023, respectively	15,115,511	22,316,346

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,612,500 shares issued and outstanding (excluding 1,332,961 and 2,011,826 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	661	661
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(15,496,980)	(14,884,520)
TOTAL SHAREHOLDERS’ DEFICIT	(15,496,319)	(14,883,859)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$15,210,120	$22,456,461

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Operating costs	$190,277	$316,307	$612,460	$1,357,143
Loss from operations	(190,277)	(316,307)	(612,460)	(1,357,143)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	160,964	544,386	352,206	1,843,452
Unrealized gain on marketable securities	—	(39,651)	—	(6,775)
Total other income (expense), net	160,964	504,735	352,206	1,836,677

Net (loss) income	$(29,313)	$188,428	$(260,254)	$479,534

Basic and diluted weighted average shares outstanding, Class A ordinary shares	1,325,501	4,210,028	1,437,402	7,404,720
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.00)	$0.02	$(0.03)	$0.03
Basic and diluted weighted average shares outstanding, Class A ordinary shares (non-redeemable)	6,612,500	6,612,500	6,612,500	5,662,638
Basic and diluted net income (loss) per share, Class A ordinary shares (non-redeemable)	$(0.00)	$0.02	$(0.03)	$0.03

Basic and diluted weighted average shares outstanding, Class B ordinary shares	—	—	—	949,862
Basic and diluted net income per share, Class B ordinary shares	$—	$—	$—	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares (non-redeemable)		Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	6,612,500	$661	—	$—	—	$—	$—	$(14,884,520)	$(14,883,859)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(191,242)	(191,242)
Net loss	—	—	—	—	—	—	—	(230,941)	(230,941)
Balance as of March 31, 2024	6,612,500	$661	—	$—	—	$—	$—	$(15,306,703)	$(15,306,042)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(160,964)	(160,964)
Net loss	—	—	—	—	—	—	—	(29,313)	(29,313)
Balance as of June 30, 2024	6,612,500	$661	—	$—	—	$—	$—	$(15,496,980)	$(15,496,319)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares (non-redeemable)		Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	6,612,500	$661	$—	$(11,912,145)	$(11,911,484)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(1,571,942)	(1,571,942)
Conversion of Class B shares to Class A shares	6,612,500	661	—	—	(6,612,500)	(661)	—	—	—
Net income	—	—	—	—	—	—	—	291,106	291,106
Balance as of March 31, 2023	6,612,500	$661	—	$—	—	$—	—	$(13,192,981)	$(13,192,320)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(864,735)	(864,735)
Net income	—	—	—	—	—	—	—	188,428	188,428
Balance as of June 30, 2023	6,612,500	$661	—	$—	—	$—	$—	$(13,869,288)	$(13,868,627)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(260,254)	$479,534
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(352,206)	(1,843,452)
Unrealized gain on marketable securities	—	6,775
Changes in operating assets and liabilities:
Prepaid expenses	27,751	209,279
Accounts payable and accrued expenses	121,954	835,942
Net cash flows used in operating activities	(462,755)	(311,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	7,553,041	230,611,860
Payments made for investments held in Trust Account	—	(600,000)
Net cash flows provided by investing activities	7,553,041	230,011,860

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable-related party	445,000	685,000
Redemption of ordinary shares	(7,553,041)	(230,611,860)
Net cash flows used in financing activities	(7,108,041)	(229,926,860)

Net Change in Cash	(17,755)	(226,922)
Cash – Beginning of period	44,165	377,526
Cash – End of period	$26,410	$150,604

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$352,206	$2,436,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

ONYX ACQUISITION CO. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2024 relates to the Company’s formation, initial public offering (“IPO”), which is described below, and the search for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on a demand deposit held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO and the simultaneous private placement, a total of $269,790,000, consisting of $10.20 per Unit sold in the IPO and a portion of the proceeds from the sale of the Private Placement Warrants, was placed in the Trust Account located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, in an interest bearing demand deposit account or in cash. Pursuant to an investment management trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), the Company intends to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares (the “Public Shareholders”) the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) absent the completing an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the Public Shareholders may receive only approximately $10.20 per Public Share, or less than such amount in certain circumstances, on the liquidation of the Trust Account, and the warrants will expire worthless. To avoid being considered an Investment Company, in November 2023, funds in the Trust Account were placed in a demand deposit account.

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

On November 3, 2023, the Company amended and restated the Extension Note (hereinafter, the “Restated Note”) increasing the aggregate principal amount to $1,470,000. The Restated Note may be drawn down by the Company from time to time prior to the consummation of an initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation of an initial Business Combination and is subject to customary events of default. As of June 30, 2024 and December 31, 2023, the Company has an outstanding balance of $1,830,000 and $1,385,000, respectively, under the Restated Note. On August 13, 2024, the Restated Note was further amended and restated to increase the maximum aggregate principal amount that may borrowed thereunder to $2,270,000.

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

In connection with the Third Extension Meeting, holders of 678,865 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.13 per share, for an aggregate redemption amount of approximately $7,553,041. As a result, such amount was removed from the Trust Account to pay such holders and 1,332,961 Class A ordinary shares (excluding 6,612,500 converted founder shares) remained outstanding, for a total of 7,945,461 shares outstanding.

On April 5, 2024, the Company received a written notice (the “MVPHS Notice”) from the Staff notifying the Company that it did not meet the $15,000,000 minimum market value of publicly held shares required to maintain continued listing as set forth in Nasdaq’s Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”) for the 30-business day period ended April 3, 2024. Under applicable Nasdaq rules, the Company will have 180 calendar days from the date of the MVPHS Notice, or until October 2, 2024, to regain compliance by meeting the continued listing requirements. Specifically, the market value of the Company's publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days. If the Company is unable to regain compliance with the MVPHS Rule by October 2, 2024, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. The Company may, at that time, request a hearing to appeal the delisting determination, which appeal will ordinarily suspend such delisting determination until a decision is issued by Nasdaq subsequent to the hearing. There can be no assurance that any such appeal would be successful.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had cash of $26,410 in its operating bank account and a working capital deficit of $4,226,319.

The Company’s liquidity needs up to November 5, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 4) for the Founder Shares to cover certain offering costs and a loan under an unsecured promissory note from the Sponsor of $104,808, which was paid in full on November 18, 2021 (see Note 4). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 4). As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans. In February and November 2023, the Company entered into unsecured promissory notes to the Sponsor with an aggregate borrowing capacity of $1,470,000. As of June 30, 2024 and December 31, 2023, the Company has an outstanding balance of $1,830,000 and $1,385,000 under the Restated Note, respectively. On August 13, 2024, the Restated Note was further amended and restated to increase the maximum aggregate principal amount that may borrowed thereunder to $2,270,000.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the initial audited financial statements and notes thereto as filed with the SEC on March 29, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $26,410 and $44,165 of cash as of June 30, 2024 and December 31, 2023, respectively, and no cash equivalents.

Investments Held in Trust Account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in a demand deposit account that generally has a readily determinable fair value. Interest earned is included in interest earned on cash and marketable securities held in the Trust Account in the accompanying condensed statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2024 and December 31, 2023, the Company had not experienced losses on this account, and management believes the Company was not exposed to significant risks on such account.

Net (Loss) Income per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares issued and outstanding during the period. The Company has two classes of stock, Class A ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A ordinary shares, and Class B ordinary shares. Income and losses are shared pro rata between the classes of shares. The calculation of diluted (loss) income per share of ordinary shares does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except share amounts):

	For the Three Months Ended June 30,
	2024			2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Redeemable	Non- Redeemable		Redeemable	Non- Redeemable
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income – basic and diluted	$(4,895)	$(24,418)	$—	$73,300	$115,128	$—

Denominator:
Basic and diluted weighted-average shares outstanding	1,325,501	6,612,500	—	4,210,028	6,612,500	—
Basic and diluted net (loss) income per ordinary share	$(0.00)	$(0.00)	$—	$0.02	$0.02	$—

	For the Six Months Ended June 30,
	2024			2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Redeemable	Non- Redeemable		Redeemable	Non- Redeemable
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income – basic and diluted	$(46,471)	$(213,783)	$—	$253,318	$193,721	$32,495

Denominator:
Basic and diluted weighted-average shares outstanding	1,437,402	6,612,500	—	7,404,720	5,662,638	949,862
Basic and diluted net (loss) income per ordinary share	$(0.03)	$(0.03)	$—	$0.03	$0.03	$0.03

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

At June 30, 2024 and December 31, 2023, the changes in Class A ordinary shares subject to possible redemption are as follows:

Class A ordinary shares subject to possible redemption
	Shares	Amount
January 1, 2023	26,450,000	$273,539,825
Less:
Redemptions	(24,438,174)	(254,413,925)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	—	3,190,446
December 31, 2023	2,011,826	$22,316,346

January 1, 2024	2,011,826	$22,316,346
Less:
Redemptions	(678,865)	(7,553,041)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	—	352,206
June 30, 2024	1,332,961	$15,115,511

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

On November 3, 2023, the Company amended and restated the Extension Note (hereinafter, the “Restated Note”) increasing the aggregate principal amount to $1,470,000. Amounts drawn down under the Restated Note will be repayable by the Company upon consummation of an initial Business Combination. If the Company does not consummate an initial Business Combination by November 5, 2024, the Restated Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Restated Note may be drawn down by the Company from time to time prior to the consummation of the Company’s initial Business Combination. The Restated Note does not bear interest, matures on the date of consummation the Business Combination and is subject to customary events of default. As of June 30, 2024 and December 31, 2023, the Company has an outstanding balance of $1,830,000 and $1,385,000 under the Restated Note, respectively. On August 13, 2024, the Restated Note was further amended and restated to increase the maximum aggregate principal amount that may borrowed thereunder to $2,270,000.

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

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no preference shares issued and outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 1,332,961 and 2,011,826 shares subject to possible redemption issued and outstanding, respectively.

On January 26, 2023, the holders of the Company’s outstanding Founder Shares converted all of the Founder Shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares. At June 30, 2024 and December 31, 2023, there were 6,612,500 non-redeemable Class A ordinary shares issued and outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no Class B ordinary shares issued and outstanding.

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

At June 30, 2024 and December 31, 2023, the Company had 13,225,000 Public Warrants and 12,190,000 Private Placement Warrants outstanding.

NOTE 7 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described within these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as set forth below.

On August 13, 2024, the Restated Note was further amended and restated to increase the maximum aggregate principal amount that may borrowed thereunder to $2,270,000.

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

On November 3, 2023, we entered into the Restated Note increasing the aggregate principal amount of the Extension Note to $1,470,000. The Restated Note may be drawn down by us from time to time prior to the consummation of our initial business combination. The Restated Note does not bear interest, matures on the date of consummation of the initial business combination and is subject to customary events of default. As of June 30, 2024, the company has an outstanding balance of $1,830,000 under the Restated Note. On August 13, 2024, the Restated Note was further amended and restated to increase the maximum aggregate principal amount that may borrowed thereunder to $2,270,000.

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

Results of Operations

As of June 30, 2024, we have not commenced any operations. All activity for the period from February 2, 2021 (inception) through June 30, 2024, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the three months ended June 30, 2024, we had a net loss of $29,313, which consisted of operating costs of $190,277, offset by interest earned on cash held in the trust account of $160,964.

For the six months ended June 30, 2024, we had a net loss of $260,254, which consisted of operating costs of $612,460, offset by interest earned on cash held in the trust account of $352,206.

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

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2024, net cash used in operating activities was $462,755. Net loss of $260,254 was affected by interest earned on cash held in the trust account of $352,206. Changes in operating assets and liabilities provided $149,705 in cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $311,922. Net income of $479,534 was affected by interest earned on marketable securities held in the Trust Account of $1,843,452 and unearned loss on marketable securities of $6,775. Changes in operating assets and liabilities provided $1,045,221 of cash for operating activities.

As of June 30, 2024, we had cash outside our trust account of $26,410, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we may repay such Working Capital Loans out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such Working Capital Loans, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

On February 7, 2023, we issued the Extension Note, evidencing the Extensions Loans, pursuant to which the sponsor deposited monthly principal amounts of $120,000 into the trust account from February 7, 2023 until August 7, 2023.

On November 3, 2023, we entered into the Restated Note to increase the aggregate principal amount of the Extension Note to $1,470,000. Amounts drawn down under the Restated Note will be repayable by the company upon consummation of an initial business combination. If we do not consummate an initial business combination by November 5, 2024, the Restated Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Restated Note may be drawn down by us from time to time prior to the consummation of our initial business combination. The Restated Note does not bear interest, matures on the date of consummation the business combination and is subject to customary events of default. As of June 30, 2024, the company has an outstanding balance of $1,830,000 under the Restated Note. On August 13, 2024, the Restated Note was further amended and restated to increase the maximum aggregate principal amount that may borrowed thereunder to $2,270,000.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024.

Contractual Obligations

As of June 30, 2024, we did not have any long-term debt, capital or operating lease obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, outside of the disclosed below, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective. Management previously identified a material weakness in internal controls related to the accounting for accruals that has not yet been remediated. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding the accounting for accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 29, 2024, except for the below risk factor, which amends and restates the risk factor included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2024. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We are listed on the Nasdaq Capital Market. Nasdaq IM-5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be November 2, 2024 (the “Nasdaq Deadline”). On January 29, 2024, we held the Third Extension Meeting at which the Company’s shareholders approved a proposal to amend the Articles. The Third Extension Amendment Proposal amended the date by which the Company has to consummate a business combination from February 7, 2024 to November 5, 2024. This extension extends the life of the Company past the Nasdaq Deadline. As a result, the extension does not comply with Nasdaq IM-5101-2, and there is a risk that trading in our securities may be suspended and our securities may be subject to delisting by Nasdaq. Further, in order to be able to consummate an initial business combination, we will likely need to hold another extension meeting to further extend the date the Company has to consummate a business combination until it is required to liquidate. Such an extension would increase the risk of delisting action by Nasdaq. Though Nasdaq provides for an appeals process related to delisting procedures, any appeal related to contravention of the Nasdaq Deadline is unlikely to be successful if we do not have an executed definitive agreement for an initial business combination at such time. As of the date of this of Quarterly Report on Form 10-Q for the six months ended June 30, 2024, we have not entered into any definitive agreement for an initial business combination, and there can be no assurances that we will be able to do so prior to the Nasdaq Deadline or November 5, 2024, the date by which we are required to liquidate under the terms of the Articles as currently in effect. Further, the entry into a definitive agreement for an initial business combination does not guarantee that any such appeal would be successful or that we will not be delisted by Nasdaq. We cannot assure you that Nasdaq will not suspend or delist our securities following any such appeal (whether or not we have entered into a definitive agreement for an initial business combination), or that we will be able to maintain compliance with other applicable Nasdaq rules in the future.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2024.

ONYX ACQUISITION CO. I

Date: August 14, 2024	By:	/s/ Michael Stern
	Name:	Michael Stern
	Title:	Director, Chairman and Chief Executive Officer